Form 10-Q
period 2021-06-30
Duolingo, Inc.
filed 2021-08-12
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40653

Duolingo, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3055872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5900 Penn Avenue
Pittsburgh, Pennsylvania 15206
(412) 567-6602
(Address, Including Zip Code, and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

Luis von Ahn
Chief Executive Officer
Duolingo, Inc.
5900 Penn Avenue
Pittsburgh, Pennsylvania 15206
(412) 567-6602
(Name, Address, Including Zip Code, and Telephone Number, Including
Area Code, of Agent for Service)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 per share	DUOL	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of August 11, 2021, 12,819,870 shares of the registrant's Class A common stock were outstanding, 24,598,497 shares of the registrant's Class B common stock were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding our financial performance;
•our expectations regarding future operating performance;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to compete in our industry;
•the size of our addressable markets, market share, and market trends, including our ability to grow our business in the countries we have identified as near-term priorities;
•anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate;
•our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs;
•our ability to manage expansion into international markets and new industries;
•our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding various laws and restrictions that relate to our business;
•our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture;
•our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
•our ability to maintain, protect, and enhance our intellectual property.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. You should not place undue reliance on our forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to the registration statement, of which this Quarterly Report on Form 10-Q is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

SPECIAL NOTE REGARDING OPERATING METRICS
We manage our business by tracking several operating metrics, including monthly active users (MAUs), daily active users (DAUs), paid subscribers, and bookings. We believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. These metrics are determined by using internal data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. This platform tracks user account and session activity. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate.
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our operating metrics may not be comparable to those in prior periods. See the section titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may significantly harm and negatively affect our reputation and our business”. Other companies, including companies in our industry, may calculate these metrics differently.

Part I Financial Information
Item 1. Financial Statements

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$114,636	$120,490
Accounts receivable	25,129	20,450
Deferred cost of revenues	17,168	13,585
Prepaid expenses and other current assets	5,635	3,855
Total current assets	162,568	158,380
Property and equipment, net	7,692	6,428
Capitalized software, net	3,731	2,296
Operating lease right-of-use assets	6,805	8,073
Other assets	897	562
Total assets	$181,693	$175,739

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,266	$2,196
Deferred revenues	70,997	54,792
Income tax payable	9	68
Accrued expenses and other current liabilities	9,779	8,634
Total current liabilities	85,051	65,690
Long term obligation under operating leases	7,810	8,131
Total liabilities	92,861	73,821
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.0001 par value, 19,074 shares issued and outstanding at December 31, 2020 and June 30, 2021	182,609	182,609
Stockholders’ deficit
Common stock, $0.0001 par value; 42,800 authorized shares; 13,271 issued and outstanding at June 30, 2021 and 12,794 issued and outstanding at December 31, 2020.	1	1
Additional paid-in capital	30,649	30,087
Accumulated deficit	(124,427)	(110,779)
Total stockholders’ deficit	(93,777)	(80,691)
Total liabilities, convertible preferred stock and stockholders' deficit	$181,693	$175,739
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$58,803	$40,011	$114,163	$68,123
Cost of revenues	16,137	11,809	31,156	20,023
Gross profit	42,666	28,202	83,007	48,100
Operating expenses:
Research and development	21,940	12,111	44,469	21,687
Sales and marketing	9,619	8,625	29,392	14,136
General and administrative	11,585	7,384	23,038	14,650
Total operating expenses	43,144	28,120	96,899	50,473
Loss from operations	(478)	82	(13,892)	(2,373)
Other income (expense), net	303	(31)	262	202
(Loss) income before provision for income taxes	(175)	51	(13,630)	(2,171)
Provision for income taxes	1	11	18	22
Net (loss) income and comprehensive (loss) income	$(176)	$40	$(13,648)	$(2,193)
Basic loss per common share	$(0.01)	$—	$(1.05)	$(0.18)
Diluted loss per common share	$(0.01)	$—	$(1.05)	$(0.18)
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—Balance—March 31, 2020	18,247	$137,686	12,456	$1	$12,462	$(97,236)	$(84,773)
Issuance of Series G convertible preferred stock, net $24 of fees	241	9,976	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,681	—	1,681
Stock options exercised	—	—	26	—	168	—	168
Net income	—	—	—	—	—	40	40
BALANCE—June 30, 2020	18,488	$147,662	12,482	$1	$14,311	$(97,196)	$(82,884)
Balance—March 31, 2021	19,074	$182,609	13,118	$1	$26,465	$(124,251)	$(97,785)
Stock-based compensation	—	—	—	—	2,907	—	2,907
Stock options exercised	—	—	153	—	1,277	—	1,277
Net loss	—	—	—	—	—	(176)	(176)
BALANCE—June 30, 2021	19,074	$182,609	13,271	$1	$30,649	$(124,427)	$(93,777)
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—Balance—January 1, 2020	18,247	$137,686	12,406	$1	$11,026	$(95,003)	$(83,976)
Issuance of Series G convertible preferred stock, net $24 of fees	241	9,976	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,835	—	2,835
Stock options exercised	—	—	76	—	450	—	450
Net loss	—	—	—	—	—	(2,193)	(2,193)
BALANCE—June 30, 2020	18,488	$147,662	12,482	$1	$14,311	$(97,196)	$(82,884)
Balance—January 1, 2021	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Stock-based compensation	—	—	—	—	5,458	—	5,458
Stock options exercised	—	—	500	—	3,307	—	3,307
Common stock repurchased and retired	—	—	(23)	—	(868)	—	(868)
Options repurchased	—	—	—	—	(7,335)	—	(7,335)
Net loss	—	—	—	—	—	(13,648)	(13,648)
BALANCE—June 30, 2021	19,074	$182,609	13,271	$1	$30,649	$(124,427)	$(93,777)
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	(13,648)	(2,193)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,236	1,022
Stock-based compensation	5,458	2,835
Changes in assets and liabilities
Deferred revenue	16,205	18,327
Accounts receivable	(4,679)	(7,460)
Deferred cost of revenue	(3,583)	(4,606)
Prepaid expenses and other current assets	847	(199)
Accounts payable	2,070	2,283
Accrued expenses and other current liabilities	(291)	2,412
Noncurrent assets and liabilities	612	759
Net cash provided by operating activities	4,227	13,180
Cash flows from investing activities:
Capitalized software	(1,656)	(123)
Purchase of property and equipment	(1,978)	(2,193)
Net cash used for investing activities	(3,634)	(2,316)
Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	9,976
Proceeds from exercise of stock options	3,307	450
Repurchases of stock options	(7,335)	—
Repurchase of common stock	(868)	—
Payments of deferred offering costs	(1,551)	—
Net cash (used for) provided by financing activities	(6,447)	10,426
Net (decrease) increase in cash and cash equivalents	(5,854)	21,290
Cash and cash equivalents - Beginning of period	120,490	59,843
Cash and cash equivalents - End of period	$114,636	$81,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$58	$—

Supplemental disclosure of noncash investing activities:
Capitalized software included in accrued expenses	$75	$—
Property and equipment included in accrued expenses	$226	$—
Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$1,076	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Duolingo, Inc. (the “Company” or “Duolingo”) was formed on August 18, 2011 and the Duolingo app was launched to the general public on June 19, 2012. The Company’s headquarters are located in Pittsburgh, Pennsylvania.
Duolingo is a US-based language-learning website and mobile app, as well as a digital language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers a premium service, Duolingo Plus, for a subscription fee. As of the date of this filing, Duolingo offers courses in 40 different languages, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the United States and China.
Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the six months ended June 30, 2021 and 2020. Unless otherwise specified, all dollar amounts are referred to in thousands.
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies consistent with the annual consolidated financial statements elsewhere in this this Quarterly Report on Form 10-Q, in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2, “Recently Adopted Accounting Pronouncements.” These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2020 included in the final prospectus dated as of July 27, 2021 and filed with the SEC, pursuant to Rule 424(b)(4) on July 28, 2021 (“Final Prospectus”). Certain prior period amounts have been reclassified to conform to the current period presentation
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. While we have not historically delayed the adoption of new or revised accounting standards until such time as those standards would apply to private companies, we have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements in the future may not be comparable to the operating results and financial statements of companies who have adopted the new or revised accounting standards.

Accounting Principles—The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).
Use of Estimates—The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, stock-based compensation, common stock valuation, operating lease right-of-use assets and liabilities, capitalization of internally developed software and associated useful lives and contingent liabilities. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.
Deferred Offering Costs—Deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the Initial Public Offering (“IPO”), will be capitalized. The deferred offering costs will be offset against IPO proceeds upon the consummation of the IPO. In the event the planned IPO is terminated, the deferred offering costs will be expensed. There were no deferred offering costs recorded as of December 31, 2020. As of June 30, 2021, there was $2,627 of deferred offering costs recorded in the unaudited condensed consolidated balance sheet, of which $1,076 had not been paid.
Cash and Cash Equivalents—Cash consists primarily of cash on hand and bank deposits. Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash and money market funds.

	June 30, 2021	December 31, 2020
Cash	$10,571	$20,428
Money market funds	104,065	100,062
Total	$114,636	$120,490
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $7,685 and $19,751 for the three and six months ended June 30, 2021 and $6,460 and $10,495 for the three and six months ended June 30, 2020, respectively, and are included within Sales and marketing in the unaudited condensed consolidated statement of operations and comprehensive loss.
Income Taxes—The Company’s period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Contributors—On March 10, 2021, the Company announced that it was ending its non-employee volunteer program, which began in 2013 to build and improve language courses. As part of this change, those contributors who participated in the program became eligible to receive a one-time award, up to an aggregate amount of approximately $5,098, including fees paid to process payments of approximately $526. The Company accounted for this under Financial Accounting Standards Board (“FASB”) Accounting

Standards Codifications (“ASC”) 958-720, Not-For-Profit Entities - Other Expenses and ASC 720-25, Contributions Made, based on the nature of this contribution, which is an unconditional promise. The Company recorded the initial charge during the three months ended March 31, 2021, which is when the Company made the unconditional promise to pay. During the three months ended June 30, 2021 the amount previously reserved was reduced by $878 to reflect those awards that were not claimed, resulting in a reduction of the expense, bringing the total amount to $4,220. Of that amount, $577 is expected to be paid out in the three months ended September 30, 2021. This amount is included within Sales and marketing in the unaudited condensed consolidated statement of operations and comprehensive loss.
Concentration of Credit Risk—The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash and cash equivalents and platforms with significant accounts receivable balances and revenue transactions.
The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top two, Apple and Google, accounted for 66.4% and 18.3% of total accounts receivable as of June 30, 2021, respectively. The top three service providers, Apple, Google and Stripe, accounted for 47.8%, 28.9% and 13.8% of total accounts receivable as of December 31, 2020, respectively.
Apple, Google, and Stripe, processed 51.6%, 29.3% and 10.3% and 50.9%, 28.8%, and 10.3% of total revenue for the three and six months ended June 30, 2021, respectively. Three service providers, Apple, Google, and Stripe, processed 50.0%, 26.5%, and 10.1% of total revenue for the three months ended June 30, 2020, respectively. Two services providers, Apple and Google, processed 52.1% and 27.6% for the six months ended June 30, 2020.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this guidance on January 1, 2021 and it did not have a material impact on its unaudited condensed consolidated financial statements and related disclosures upon adoption.
Recently Issued Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance in order to improve consistent application of and simplify GAAP for other areas of Topic 740. The guidance will be effective for the Company beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2019-12 will have on its unaudited condensed consolidated financial statements and related disclosures.

3.      REVENUE
The Company has three predominant sources of revenue; time-based subscriptions, in-app advertising placement by third parties and the Duolingo English Test. Revenue is recognized upon transfer of control of promised products or services to users in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company does not enter into contracts with a customer that contain multiple promises that result in multiple performance obligations. Revenue is recorded net of taxes, assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our users.
Revenue from time-based subscriptions includes a stand-ready obligation to provide hosting services that are consumed by the customer over the subscription period. Users can purchase Duolingo monthly or they can purchase a six-month or year-long subscription and pay for the subscription at the time of purchase. Therefore, such payments are initially recorded to deferred revenue. The user has the ability to download limited content offline. However, as there is a significant level of integration and interdependency with the online functionality, the Company considers the service to be a single performance obligation for the online and offline content.
The Company enters into arrangements with advertising networks to monetize the in-app advertising inventory. Revenue from in-app advertising placement is recognized at a point in time when the advertisement is placed and is based upon the amount received.
Duolingo English Test revenue is generally recognized once the tests have gone through the proctoring process and a certification decision has been made. This process usually takes less than 48 hours after the test has been completed and uploaded. Customers have 90 days from the date of purchase to take the exam or their purchase will expire and revenue will be recognized. Virtually all customers complete their exams prior to expiration. Sometimes organizations may purchase tests in bulk via coupons with a one year expiration date. The company will defer revenue from all tests that haven’t been proctored nor expired.
The Company’s users have the option to purchase consumable in-app virtual goods. The Company recognizes revenue over the period in which the user consumes the virtual good, which is generally within a month.
Principal Agent Considerations—The Company makes its application available to be downloaded through third-party digital distribution service providers. Users who purchase subscriptions also pay through the respective app stores. The Company evaluates the purchases via third-party payment processors to determine whether its revenues should be reported gross or net of fees retained by the payment processor. The Company is the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. The Company records revenue gross as a principal and records fees paid to third-party payment processors as Cost of revenues.
Contract Balances—Deferred revenue mostly consists of payments we receive in advance of revenue recognition, and is mostly related to time-based subscriptions, which will be recognized into revenue over the course of the upcoming year, which is 12 months or less. Additionally, Duolingo English Test has deferred revenue related to tests that have been purchased, but will not be recognized until the tests have been proctored.
Disaggregation of Revenue

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into source of revenue, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding source of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Over time	$43,502	$28,274	$83,557	$50,445
Point in time	15,301	11,737	30,606	17,678
Total revenue	$58,803	$40,011	$114,163	$68,123
Information regarding revenue by stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscription	$43,502	$28,274	$83,557	$50,445
Advertising	9,056	6,808	18,331	11,816
Duolingo English Test	4,833	4,598	9,868	5,351
Other (1)	1,412	331	2,407	511
Total revenues	$58,803	$40,011	$114,163	$68,123
________________
(1) Other revenue is mainly comprised of in app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Six Months Ended June 30,
	2021	2020
Beginning balance—January 1	$54,792	$26,307
Amount from beginning balance recognized into revenue	(41,498)	(19,833)
Recognition of deferred revenue	(45,378)	(30,737)
Deferral of revenue	103,081	68,897
Ending balance—June 30	$70,997	$44,634
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Leasehold improvements	$9,336	$7,536
Furniture, fixtures and equipment	2,364	1,959
Total property and equipment	11,700	9,495
Less: accumulated depreciation	(4,008)	(3,067)
Total property and equipment, net	$7,692	$6,428
Depreciation expense was $488 and $940 for the three and six months ended June 30, 2021 and $378 and $720 for the three and six months ended June 30, 2020, respectively, and is predominately included within General and administrative, with nominal amounts in Cost of revenues, Research and development and Sales and marketing in the Company’s consolidated statement of operations and comprehensive loss.
5.    CAPITALIZED SOFTWARE, net
Capitalized software consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Capitalized software	$9,912	$8,181
Less: accumulated amortization	(6,181)	(5,885)
Capitalized software, net	$3,731	$2,296
Amortization expense of $148 and $296 for the three and six months ended June 30, 2021, and $243 and $302 for the three and six months ended June 30, 2020 is recorded in the Company’s consolidated statement of operations, respectively.
Amortization expense is included within the following financial statement line items within the Company’s consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$—	$25	$—	$51
Sales and marketing	148	218	296	251
Total	$148	$243	$296	$302
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and six months ended June 30, 2021 and 2020.
6.    INCOME TAXES
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent projected annual effective tax rate (“PAETR”), adjusted for the tax effect of discrete items. Management estimates the PAETR each quarter based on the forecasted annual pretax income or (loss). The Company is required to reduce deferred tax assets by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future periods. The Company also records the income tax impact of certain discrete, unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
The actual year-to-date income tax expense (benefit) is the product of the most current PAETR and the actual year-to-date pretax income (loss) adjusted for any discrete tax items. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. The income tax expense (benefit) for a particular quarter, except for the first quarter, is the difference between the year-to-date calculation of income tax expense (benefit) and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. The inclusion of discrete items in a particular quarter can cause the actual effective rate for that quarter to vary significantly from the PAETR.
Therefore, the actual effective income tax rate for a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings compared to projected annual earnings, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the PAETR calculation and discrete items.
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was (0.6)% and 21.6% as of the three months ended June 30, 2021 and 2020, respectively. The PAETR for the six months ended June 30, 2021 and 2020, was (0.1)% and (1.0)%, respectively. The PAETR was lower than the US federal statutory rate of 21.0% primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the period ending June 30, 2021 as a result of pretax losses incurred since the Company’s inception in early 2012. The Company is projecting pre-tax loss in 2021.
Current and Prior Period Tax Expense
For the three and six months ended June 30, 2021, the Company recognized income tax expense of $1 and $18 on pretax loss of $175 and $13,630, respectively.
For the three and six months ended June 30, 2020, the Company recognized income tax expense of $11 and $22 on pretax income of $51 and loss of $2,171, respectively.
7.    CONVERTIBLE PREFERRED STOCK
Convertible preferred stock is comprised of the following as of June 30, 2021 and December 31, 2020:

	Shares
Series	Authorized	Outstanding	Per share price at issuance	Aggregate liquidation preference	Funds received	Fees incurred	Carrying value of convertible preferred stock
A	3,865	3,865	$0.85	$3,300	$3,300	$52	$3,248
B	6,298	6,298	2.38	15,000	15,000	60	14,940
C	2,948	2,948	6.78	20,000	20,000	112	19,888
D	3,154	3,154	14.27	45,000	45,000	146	44,853
E	1,224	1,224	20.43	25,000	25,000	92	24,909
F	758	758	39.57	30,000	30,000	153	29,848
G	241	241	41.38	10,000	10,000	24	9,976
H	586	586	59.77	35,000	35,000	52	34,947
Total	19,074	19,074		$183,300	$183,300	$691	$182,609
Each share of convertible preferred stock has a liquidation preference over common stock equal to the original issue price of the preferred stock plus any declared but unpaid dividends. No single class of preferred stock has liquidation preference that is senior in payment to other classes of preferred stock. The preferred stock does not accumulate undeclared and unpaid dividends.

Each share of convertible preferred stock is convertible into shares of common stock at the option of the stockholder based upon a conversion rate that is 1:1 and may be adjusted under certain circumstances as defined in the Company’s Amended and Restated Certificate of Incorporation. If the Company consummates a public offering from which the Company receives gross proceeds of at least $50,000, the conversion becomes mandatory for the convertible preferred stockholders. Also, the conversion becomes mandatory for a preferred stock class, if the holders of at least 65% of the then outstanding shares of preferred stock elect to convert. The Company has reserved an equal number of shares of common stock for the potential conversion of each series of convertible preferred stock. The convertible preferred stockholders have voting rights equal to common stockholders. The preferred stockholders are entitled to the number of votes equal to the number of shares of common stock into which the preferred shares could be converted.
All classes of convertible preferred stock are being classified as outside of stockholders’ deficit as the preferred stock has redemption features that are outside of the Company’s control upon certain triggering events, such as a “Deemed Liquidation Event.” In the case of a Deemed Liquidation Event, the holders of Preferred Stock are entitled to be paid out of the assets of the Company, prior and in preference to any distribution to the holders of the common stock. Because the Company’s common stockholders do not control the Company’s Board of Directors, a potential Deemed Liquidation Event is considered to be outside of the control of the Company, resulting in classification outside of stockholders’ deficit.
8.    STOCK-BASED COMPENSATION
The Company has a stock incentive plan whereby the Board of Directors may grant stock options or restricted stock units to employees, directors and consultants to purchase shares of the Company’s common stock under the 2011 Equity Incentive Plan (Plan). The Company has authorized 10,113 common shares to be issued under the Plan. The Plan permits the granting of incentive stock options and nonqualified stock options. The Company’s stock options vest based on terms in the stock option agreements and generally vest over four years and have a term of ten years subject to the continuous service to the Company by the optionee. Incentive stock options may be granted at an exercise price of not less than 100% of the estimated fair value of the stock at the date of the grant as determined by the Company’s Board of Directors. If incentive stock options are granted to a stockholder who owns more than 10% of the voting power of all classes of stock of the Company, the exercise price of the incentive stock options must be at least 110% of the estimated fair value of the common stock at the date of the grant.
In November of 2020, the Board approved the amended and restated Plan, which provides for, among other things, the ability of the Company to grant restricted stock units (RSUs). Each RSU award vests based upon the satisfaction, during the term of the RSUs, of two requirements: length of service and a liquidity event defined as a change in control or a qualified IPO. No compensation expense has been included for RSUs as the vesting conditions are not probable.
In June of 2021, the Company granted 1,800 performance-based RSUs to the Company’s founders (the Founder Awards). The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled 1 year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The performance-based condition will be satisfied only if the closing price of the Company’s Class A common stock reaches certain stock-price hurdles that are significantly in excess of the Company’s current valuation over a period of 10 years. The Founder Awards are divided into ten equal tranches with each tranche becoming eligible to vest upon achievement of the specified stock-price hurdles. The estimated amount of unrecognized compensation expense for the Founder Awards as of June 30, 2021 was approximately $100,543, which the Company expects to recognize over a period of 1 year to 7 years, depending upon the achievement of the stock-price hurdles. No compensation expense was recorded as of June 30, 2021 as the performance-based vesting conditions were deemed not probable.
Stock option activity as of June 30, 2021 is set forth below:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2021	8,365	$10.68	7.47	$230,596
Granted	72	52.80
Exercised	(500)	6.62
Repurchased	(220)	4.81
Forfeited and expired	(51)	13.12
Options outstanding at June 30, 2021	7,666	$11.49	7.12	$596,343
Options exercisable at June 30, 2021	4,431	$7.21	6.09	$363,687
The total intrinsic value of options exercised was approximately $17,970 for the period ending June 30, 2021.  There were 114 options available for grant at June 30, 2021.
RSU activity for the six months ended June 30, 2021 is set forth below:

	Share units	Weighted- average grant date fair value per share
Outstanding at January 1, 2021	34	$38.08
Granted	561	52.58
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2021	595	$51.76
As of June 30, 2021, there was approximately $23,972 of unrecognized compensation cost related to stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of approximately two years. The amount of unrecognized compensation expense for RSUs as of June 30, 2021 was $30,783 with a weighted average remaining contractual life of four years, for a total unrecognized compensation expense of $54,755.
In February of 2021, the Company initiated a tender offer which allowed employees to sell up to 10% of their vested options or shares back to the Company at selling price of $59.77, which was above fair market value of $38.08. The Company paid $13,479 and incurred $5,275 of additional compensation expense related to this tender representing the difference between the aggregate selling price and fair market value of the options and shares sold, and a $7,335 increase to Additional paid-in capital. As a result of this tender, 220 options were put back into the option pool and 23 shares were retired with an $868 increase to Additional paid in capital.
Compensation expense is recognized over the service period, which approximates the vesting period. Total compensation expense was $2,907 and $5,458 for the three and six months ended June 30, 2021, respectively and $1,681 and $2,835 or the three and six months ended June 30, 2020, respectively.

Stock based compensation expense is included in the consolidated statements of operations as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of Revenue	$—	$—	$2	$1
Research and development	1,105	532	2,216	979
Sales and marketing	72	107	140	180
General and administrative	1,730	1,042	3,100	1,675
Total	$2,907	$1,681	$5,458	$2,835
Nominal amounts of stock based compensation expense is capitalized into capitalized software.
9.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.
Sales and use and value-added tax (VAT)— The Company determined that it was required to pay sales and use and VAT taxes in various jurisdictions. The Company is in the process of filing voluntary disclosure agreements with certain jurisdictions and remitting the estimated taxes. If these jurisdictions determine that additional amounts are necessary, the Company will be required to pay accordingly.
Related Parties - The Company has determined that there were no transactions with related parties as of or during the three and six months ended June 30, 2021 and 2020.
10.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Sales and VAT tax accrual	$2,597	$2,301
Deferred offering costs	1,076	—
Marketing related accruals	839	1,513
Employee related benefits	694	889
Obligations under current leases	630	1,111
Contributor awards	577	—
Other	3,366	2,820
Total	$9,779	$8,634
11.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The prior year Plan provided for Company safe harbor matching contributions of 100% of the first 3% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $781 and $1,483 for the three and six months ended June 30, 2021, respectively and $472 and $813 for the three and six months ended June 30, 2020, respectively.

The Company did not make any discretionary matching or profit sharing contributions during the six months ended June 30, 2021 or 2020.
12.    EARNINGS PER SHARE
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of the convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.
The Company uses the more dilutive method of calculating the diluted income per share by applying the more dilutive of either (a) the treasury stock method, if-converted method, or (b) the two-class method in its diluted income (loss) per common share calculation. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of restricted stock. Potentially dilutive shares issuable upon conversion of the Convertible preferred stock are calculated using the if-converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net (loss) income	$(176)	$40	$(13,648)	$(2,193)
Less: allocation to preferred stockholders	—	(24)	—	—
Net (loss) income allocated to common stockholders	$(176)	$16	$(13,648)	$(2,193)
Denominator:
Denominator for basic net income per common share - weighted-average shares	13,172	12,439	13,045	12,441
Effect of dilutive securities
Convertible preferred stock	—	—	—	—
Stock options	—	3,764	—	—
Denominator for dilutive net income per common share - weighted-average shares	13,172	16,203	13,045	12,441
Basic loss per common share	$(0.01)	$—	$(1.05)	$(0.18)
Diluted loss per common share	$(0.01)	$—	$(1.05)	$(0.18)
Since the Company was in a net loss position for the three and six months ended June 30, 2021 and the six months ended June 30, 2020, there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	19,074	—	19,074	18,488
Stock options	4,431	—	4,431	3,764
Total	23,505	—	23,505	22,252

Dilutive shares under the as-converted method(1)	—	18,488	—	—
________________
(1)    The dilutive shares under the as-converted method assume conversion of the Convertible preferred stock and are presented here merely for reference. In a net income position, diluted earnings per share is determined by the more dilutive of the two-class method or the as-converted method.

13.    SUBSEQUENT EVENTS
Subsequent events were evaluated events through August 12, 2021, the date that these unaudited condensed consolidated financial statements were available to be issued.
Equity Plans— In July 2021, Duolingo adopted the 2021 Incentive Award Plan (2021 Plan) and the Employee Stock Purchase Plan (ESPP), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,832 shares and 1,119 shares of Class A common have been reserved for future issuance under the 2021 Plan and ESPP, respectively.
Initial Public Offering— On July 30, 2021, Duolingo completed its IPO of 5,872 shares of its Class A common stock at a price to the public of $102.00 per share, 4,466 of which were sold by the Company and 1,406 of which were sold by certain selling stockholders, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 766 shares of the Company’s Class A common stock. The gross proceeds to the Company from the initial public offering were $455,523, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock in the offering by the selling stockholders. Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 19,074 shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182,609 was reclassified to stockholders’ equity.
Prior to the IPO, deferred offering costs, which consisted primarily of accounting, legal and other fees related to the IPO, were capitalized within other assets, current in the unaudited condensed consolidated balance sheets. Upon the consummation of the IPO, approximately $4,000 of deferred offering costs were reclassified into stockholders’ equity as an offset to IPO proceeds. As of June 30, 2021, there was $2,627 of deferred offering costs recorded in the unaudited condensed consolidated balance sheet, of which $1,076 had not been paid.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the final prospectus dated as of July 27, 2021 and filed with the SEC, pursuant to Rule

424(b)(4) on July 28, 2021 (our Final Prospectus). This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors,” “Special Note Regarding Forward-Looking Statements”, and “Special Note Regarding Operating Metrics” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future. Unless the context otherwise requires, all references in this report to “Duolingo,” the “Company”, “we,” “our,” “us,” or similar terms refer to Duolingo, Inc. and its subsidiaries.
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.
Overview
Duolingo is the leading global mobile learning platform, offering courses in 40 languages to approximately 40 million monthly active users. Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing app in the Education category on both Google Play and the Apple App Store. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
Our mission is to develop the best education in the world and make it universally available. Education has the ability to transform lives and create opportunities for social and economic advancement. However, access to high quality education is out of reach for too many people worldwide. We started Duolingo to provide access to quality education to everyone, and we started with a focus on language learning because of its potential to power both economic advancement and deep human connection.
Key Operating Metrics and Non-GAAP Financial Measures
We regularly review a number of key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections and make business decisions. The measures set forth below should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. With respect to monthly active users (MAUs) and daily active users (DAUs), along with paid subscribers, these operating metrics help inform management about the underlying growth in users of our platform, and are a measure of our monetization efforts with respect to Duolingo Plus. Other companies, including companies in our industry, may calculate these measures differently or not at all, which reduces their usefulness as comparative measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except dollar amounts in thousands)	2021	2020	2021	2020
Operating Metrics
Monthly active users (MAUs)	37.9	39.2	38.9	36.4
Daily active users (DAUs)	9.1	9.0	9.3	7.9
Paid subscribers (at period end)	1.9	1.3	1.9	1.3
Subscription bookings	$48,941	$36,581	$99,407	$67,317
Total bookings	$64,538	$49,569	$130,367	$86,449

Non-GAAP Financial Measures
Net loss (GAAP)	$(176)	$40	$(13,648)	$(2,193)
Adjusted EBITDA	$3,702	$2,330	$4,573	$1,463

Net cash provided by operating activities (GAAP)	$(896)	$8,461	$4,227	$13,180
Free cash flow	$2,104	$7,868	$5,929	$10,864
Operating Metrics
Monthly Active Users (MAUs). MAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each month. MAUs are reported for a measurement period by taking the average of each calendar month in that measurement period. MAUs are a measure of the size of our global active user community on Duolingo.
For the three months ended June 30, 2021 and 2020, we had approximately 37.9 million and 39.2 million MAUs, respectively, representing a decrease of (3)%. We believe that the decline is attributable to the significant increase in MAU we saw during three months ended June 30, 2020, which coincided with the start of the COVID-19 pandemic and which led to increased use of our product. For the six months ended June 30, 2021 and 2020, we had approximately 38.9 million and 36.4 million MAUs, respectively, representing an increase of 7%. We grow MAUs by attracting new users, retaining existing users, and by reengaging the millions of former users who return to our language learning app because of our product initiatives and brand marketing.
Daily Active Users (DAUs). DAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
For the three months ended June 30, 2021 and 2020, we had approximately 9.1 million and 9.0 million DAUs, respectively, representing an increase of 2%. For the six months ended June 30, 2021 and 2020, we had approximately 9.3 million and 7.9 million DAUs, respectively, representing an increase of 18%. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to approximately 24% as of June 30, 2021 from approximately 23% as of June 30, 2020. We grow DAUs by making the product more fun and engaging, as well as through our marketing efforts.
Paid Subscribers. Paid subscribers are defined as users who pay for access to Duolingo Plus and had an active subscription as of the end of the measurement period. Each unique user account is treated as a single paid subscriber regardless of whether such user purchases multiple subscriptions, and the count of paid subscribers does not include users who are currently on a free trial.
As of June 30, 2021 and 2020, we had approximately 1.9 million and 1.3 million Paid subscribers, respectively, representing an increase of 46%. We grow paid subscribers by growing our free user base, converting a greater number of users to paid subscribers, and retaining subscribers.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from a purchase of a subscription to Duolingo Plus. Total bookings represent the amounts we receive from a purchase of a subscription to Duolingo Plus, a registration for a Duolingo English Test, an in-app purchase for a virtual good and from advertising networks for advertisements served to our users. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenue because we recognize subscription revenue ratably over the lifetime of a subscription, which is generally from one to twelve months.
For the three months ended June 30, 2021 and 2020, we generated $48.9 million and $36.6 million of subscription bookings, respectively, representing an increase of 34%. This increase was driven by the increase in average subscribers over the period and by a mix shift toward more annual subscriptions. For the three months ended June 30, 2021 and 2020, we generated $64.5 million and $49.6 million total bookings, respectively, representing an increase of 30%. The increase in total bookings was driven by the growth in subscription bookings, advertising bookings, and in-app purchases, and was offset by a decline in DET. We believe DET declined year-over-year because the period ending June 30, 2020 coincided with the start of the COVID-19 pandemic which impacted the Duolingo English Test as we described in our Final Prospectus and below in the section “Impact of COVID”. Note that because we defer some of DET bookings, revenue for the DET increased year over year even though bookings declined. For the six months ended June 30, 2021 and 2020, we generated $99.4 million and $67.3 million of subscription bookings, respectively, representing an increase of 48%. For the six months ended June 30, 2021 and 2020, we generated $130.4 million and $86.4 million total bookings, respectively, representing an increase of 51%. We generate subscription bookings by selling first time and renewal subscriptions as well as subscriptions to subscribers who previously had a subscription and return. As we grow our user base, convert a greater proportion of users to first time subscribers, increase renewal rates, and increase the proportion of re-subscribers, we increase subscription bookings.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our unaudited condensed consolidated financial statements , which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA and free cash flow provide meaningful supplemental info regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financials measures differently or not at all, which reduces their usefulness as comparative measures.

Adjusted EBITDA: Adjusted EBITDA is defined as net loss excluding interest (income) expense, net, income tax provision, depreciation and amortization, IPO and public company readiness costs, stock-based compensation expense, tender offer-related costs and other expenses. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss	$(176)	$40	$(13,648)	$(2,193)
Interest (income) expense, net	(1)	(25)	(3)	(223)
Provision for income taxes	1	11	18	22
Depreciation and amortization	636	623	1,236	1,022
IPO and public company readiness costs(1)	1,213	—	1,693	—
Stock-based compensation expense	2,907	1,681	5,458	2,835
Tender offer-related costs(2)	—	—	5,599	—
Other expenses(3)	(878)		4,220	—
Adjusted EBITDA	$3,702	$2,330	$4,573	$1,463
________________
(1)IPO and public company readiness costs include costs associated with IPO readiness and establishment of our public company structure and processes, including consultant costs. These costs are included within our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Sales and marketing	$240	$—	$320	$—
General and administrative	$973	$—	$1,373	$—
Total	$1,213	$—	$1,693	$—
(2)Includes costs related to our tender offer initiated in February 2021 (see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), including fees incurred, as follows:

(In thousands)	Cost of revenues	Research and development	Sales and marketing	General and administrative	Total
Tender offer	$10	$3,302	$173	$1,790	$5,275
Fees and taxes paid on tender offer	$—	$—	$—	$324	$324
Total	$10	$3,302	$173	$2,114	$5,599
(3)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Consolidated Statement of Operations. During the three months ended June 30, 2021 we reduced the amount previously reserved in order to reflect those awards that were not claimed, resulting in a reduction of the expense. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Adjusted EBITDA increases as we grow revenue, improve gross margin, and reduce operating expenses as a percentage of revenue, or through a combination of those drivers. For the three months ended June 30, 2021 and 2020, we generated $3.7 million and $2.3 million of Adjusted EBITDA, respectively. For the six months ended June 30, 2021 and 2020, we generated $4.6 million and $1.5 million of Adjusted EBITDA, respectively. The increase in Adjusted EBITDA occurred because of revenue growth and an increase in gross profit offset by growth in operating expenses adjusted for costs incurred related to IPO and public company readiness and other costs which did not occur in the prior year.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment, capitalized software development costs, and increased by IPO and public company readiness costs and other costs, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$(896)	$8,461	$4,227	$13,180
Less: Capitalized software development costs	(717)	—	(1,656)	(123)
Less: Purchases of property and equipment	(1,139)	(593)	(1,978)	(2,193)
Plus: IPO and public company readiness costs(1)	1,213	—	1,693	—
Plus: Other(2)	3,643	—	3,643	—
Free cash flow	$2,104	$7,868	$5,929	$10,864
________________
(1)IPO and public company readiness costs include costs associated with IPO readiness and establishment of our public company structure and processes, including consultant costs.
(2)Represents payment of one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our unaudited condensed consolidated statement of operations and comprehensive loss. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

For the three months ended June 30, 2021 and 2020, we generated $2.1 and $7.9 of free cash flow, respectively. The decrease in free cash flow was the result of a decrease in net cash provided by operating activities driven primarily by changes in working capital. Additionally, free cash flow was reduced by higher capital expenditures and capitalized software development costs. For the six months ended June 30, 2021 and 2020, we generated $5.9 and $10.9 of free cash flow, respectively.
Impact of COVID-19
To date, the COVID-19 pandemic has not had a significant negative impact on our operations or financial performance. We believe that COVID-19 increased our operating metrics and financial metrics for a period of time in 2020 due, in part, to stay at home and other social distancing measures, most notably in the second quarter. The pandemic also increased adoption of the Duolingo English Test. Because this increase was driven in part by increased acceptance of the test, and because we believe universities are unlikely to stop accepting the test when the pandemic ends, we do not expect the Duolingo English Test to revert to pre-pandemic levels.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, however, depends on certain developments, including ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus. Any such developments may have adverse impacts on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or subscribers’ ability to pay, for our products and services. For additional information, see “Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the recent COVID-19 outbreak or other similar outbreaks.”
Results of Operations
Revenue
We generate revenue primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual. We have historically had a six-month subscription plan but during the fourth quarter of 2020, we began to phase it out. During the three months ended June 30, 2021, we began to roll out a family plan. We also generate revenue from advertising, the in-app sale of virtual goods, and our English assessment test, the Duolingo English Test.
Cost of Revenue
Cost of revenue predominantly consists of third-party payment processing fees charged by various distribution channel and hosting fees. To a much lesser extent, cost of revenue includes wages and share-based compensation for certain employees in the capacity of customer support, amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
We intend to continue to invest additional resources in our infrastructure and our customer support and success organization to expand the capabilities of our platform and ensure that our users are realizing the full benefit of our products. The level, timing, and relative investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit may fluctuate from period to period as our revenue fluctuates, and also as a result of the timing and amount of investments we make in items related to cost of revenue.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, and stock-based compensation expense. Operating expenses also include overhead costs for facilities, including depreciation expense.
Research and Development. We invest heavily in research and development in order to drive user engagement and customer satisfaction on our platform, which we believe helps to drive organic growth in new users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications. Such expenses include compensation of engineers, designers, product managers, including share-based compensation, materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. Many of our new products and improvements to our platform require large investments and involve substantial time and risks to develop and launch. Some of these products may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect to continue to spend a significant portion of our revenue on research and development in the future.

Sales and Marketing. Sales and marketing expenses are expensed as incurred and consists primarily of brand advertising, marketing, digital and social media spend, field marketing, travel, trade show sponsorships and events, conferences and other employee related compensation, including share-based compensation for personnel engaged in sales and marketing functions, and amortization of non-revenue generating capitalized software used to promote Duolingo. We expect our sales and marketing expenses will decline as a percentage of revenue as our revenue grows over the long-term.
General and Administrative. General and administrative expenses primarily consist of employee related compensation (including share-based compensation) for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expenses also include certain professional services fees, general corporate and director and officer insurance, our facilities costs, and other general overhead costs that support our operations. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Listing Rules of the Nasdaq Global Select Market, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue as our revenue grows over the long-term.
Other Income (Expense), Net
Other income, net consists primarily of income earned on our money market funds included in cash and cash equivalents and on our marketable securities, offset by interest expense. Other income (expense), net also includes a minimal amount of foreign currency exchange gains and losses.
The following table sets forth our consolidated statements of operations data, including year-over-year change, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenues	$58,803	$40,011	47%	$114,163	$68,123	68%
Cost of revenues (1) (2)	16,137	11,809	37	31,156	20,023	56
Gross profit	42,666	28,202	51	83,007	48,100	73
Operating expenses:
Research and development (1)	21,940	12,111	81	44,469	21,687	105
Sales and marketing (1) (2)	9,619	8,625	12	29,392	14,136	108
General and administrative (1)	11,585	7,384	57	23,038	14,650	57
Total operating expenses	43,144	28,120	53	96,899	50,473	92
Operating loss	(478)	82	(683)	(13,892)	(2,373)	485
Other income (expense), net	303	(31)	1077	262	202	30
(Loss) income before provision for income taxes	(175)	51	443	(13,630)	(2,171)	(528)
Provision for income taxes	1	11	91	$18	$22	18
Net (loss) and income	$(176)	$40	(540)%	$(13,648)	$(2,193)	522%

________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues	$—	$—	$2	$1
Research and development	$1,105	$532	$2,216	$979
Sales and marketing	$72	$107	$140	$180
General and administrative	$1,730	$1,042	$3,100	$1,675
Total	$2,907	$1,681	$5,458	$2,835

(2)Includes amortization of capitalized software as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues(a)	$—	$25	$—	$51
Sales and marketing(a)	148	218	296	251
Total	$148	$243	$296	$302
________________
(a)Amortization of capitalized software is recorded to cost of revenue and selling and marketing for revenue and non-revenue generating capitalized software, respectively.
The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	100%	100%	100%	100%
Cost of revenues	27	20	27	29
Gross profit	73	48	73	71
Operating expenses:
Research and development	37	21	39	32
Sales and marketing	16	15	26	21
General and administrative	20	13	20	22
Total operating expenses	73	48	85	74
Operating loss	(1)	—	(12)	(3)
Other income, net	1	—	—	—
Loss before provision for income taxes	—	—	(12)	(3)
Provision for income taxes	—	—	—	—
Net loss	—%	—%	(12)%	(3)%

Revenues. Revenues increased $18.8 million, or 47%, to $58.8 million during the three months ended June 30, 2021, from revenue of $40.0 million during the three months ended June 30, 2020. The main driver was an increase in subscription revenue of $15.2 million, primarily due to an increase in the average number of paid subscribers during three months ended June 30, 2021 as compared to same period in the prior year, with the remainder of the increase driven by a change in mix of plans purchased and increased pricing. We also saw an increase in advertising revenues, due to a 2% increase in DAUs, which resulted in increased advertisements served, and a year-over-year increase in average revenue per DAU for our ads. Duolingo English Test revenue continues to grow, attributable to the growth initiatives we implemented during 2020 in addition to the durability of the growth that began during the COVID-19 pandemic. Finally, other revenue increased $1.1 million, or 371%, to $1.4 million during the three months ended June 30, 2021, from revenue of $0.3 million during the three months ended June 30, 2020, due to growth in in-app purchases.

Revenues increased $46.0 million, or 68%, to $114.2 million during the six months ended June 30, 2021, from revenue of $68.1 million during the six months ended June 30, 2020. The main driver was an increase in subscription revenue of $33.1 million, primarily due to an increase in the average number of paid subscribers during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, in addition to a change in mix of plans purchased. In addition, advertising revenues increased $6.5 million. The increase was driven by the increase in DAUs during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, which resulted in increased advertisements served. Average revenue per DAU for our ads also increased period over period. Duolingo English Test revenue also increased by $4.5 million and other revenue increased $1.9 million, due to the same reasons mentioned above.
The below table provides the changes in revenue by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Subscription	$43,502	$28,274	$15,228	54%	$83,557	$50,445	$33,112	66%
Advertising	9,056	6,808	2,248	33%	18,331	11,816	6,515	55%
Duolingo English Test	4,833	4,598	235	5%	9,868	5,351	4,517	84%
Other	1,412	331	1,081	327%	2,407	511	1,896	371%
Total revenues	$58,803	$40,011	$18,792	47%	$114,163	$68,123	$46,040	68%
Cost of Revenues and Gross Margin - Total gross margin increased during the three and six months ended June 30, 2021, as compared to the same periods in the previous year. This increase is mainly due to increased advertisements served to free users which positively impacted advertising margins, and reduced payment processing fees for subscription revenue due to improved retention and mix.
The following table provides the change in cost of revenue, along with related gross margins:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(in thousands)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$16,137	72.6%	$11,809	70.5%	$31,156	72.7%	$20,023	70.6%
Operating Expenses
Research and Development. Research and development increased $9.8 million, or 81%, to $21.9 million during the three months ended June 30, 2021 from $12.1 million during the three months ended June 30, 2020. The majority of this is due to increase in employee costs of $7.8 million and contractor costs of $0.9 million. Research and development also increased $22.8 million, or 105%, to $44.5 million during the six months ended June 30, 2021 from $21.7 million during the six months ended June 30, 2020. The increase is mainly attributable to an increase in employee costs of $16.1 million and contractor costs of $1.4 million. Additionally, we incurred costs of $3.3 million related to the tender offer we initiated in February 2021, which resulted in an increase during the six months ended June 30, 2021. Research and development continues to be our highest operating expense as we invest heavily in it in order to drive user engagement with and customer satisfaction in our platform, which we believe helps to drive organic growth in new MAUs and DAUs; this in turn drives additional growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing increased $1.0 million, or 12%, to $9.6 million during the three months ended June 30, 2021 from $8.6 million during the three months ended June 30, 2020. While we incurred $0.2 million of additional expenses related to employee costs, the majority of the increase is due to increased spending on media and brand to support both our revenue growth and IPO readiness.
Sales and marketing increased $15.3 million, or 108%, to $29.4 million during the six months ended June 30, 2021 from $14.1 million during the six months ended June 30, 2020. While we incurred $5.1 million of costs related to one-time cash awards we granted to Duolingo contributors under our non-employee volunteer program, which we refer to as contributor awards, and $1.0 million of additional expenses related to employee costs, of which $0.2 million was related to the tender offer, the majority of the increase is from spending on media and brand advertising. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this this Quarterly Report on Form 10-Q for further discussion of the contributor awards.
General and Administrative. General and administrative increased $4.2 million, or 57%, to $11.6 million during the three months ended June 30, 2021 from $7.4 million during the three months ended June 30, 2020. The main drivers of this increase were related to the following:
•Increased employee-related costs of $2.4 million, including costs incurred as we begin to prepare to operate as a public company,
•Professional fees of $1.3 million, of which $0.8 million was related to IPO and public readiness costs, and
•Other increases of $0.5 million, due to increased travel, sales and VAT taxes and depreciation.
General and administrative increased $8.4 million, or 57%, to $23.0 million during the six months ended June 30, 2021 from $14.7 million during the six months ended June 30, 2020. The main drivers of this increase were related to the following:
•Increased employee-related costs of $5.3 million, of which $1.8 million was related to the tender offer,
•Professional fees of $2.9 million, of which $1.2 million was related to IPO and public readiness costs and $0.3 million was related to the tender offer,
•Increased costs incurred to expand to our facilities footprint of $0.5 million, of which $0.2 million is related to increased depreciation,
•Increase of $0.2 million related to franchise and sales and VAT taxes, expected to be paid out in the current year, and
•These increases were partially offset by a $0.5 million reduction in travel related costs due to COVID-19 restrictions put in place in the prior year.
Other Income (Expense), Net
Other income (expense), net increased $0.3 million during the three months ended June 30, 2021 mainly due to the sale of an R&D tax credit during the current year. Other income (expense), net increased $0.1 million, during the six months ended June 30, 2021 due to the sale of an R&D tax credit, partially offset by a decrease due to changes in foreign currency rates.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from issuance of equity and debt securities. We have raised a total of $183.3 million in capital financing, less issuance costs of $0.7 million.

As of June 30, 2021, we had $114.6 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of commercial debt, certificates of deposit, U.S. government treasury and agency securities, and commercial paper.
In addition to cash and cash equivalents available as of June 30, 2021, we received aggregate net proceeds of $431.1 million from the Initial Public Offering on July 30, 2021, after deducting underwriting discounts and fees of $24.5 million and offering costs of $4.0 million. We believe that our existing cash and cash equivalents, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from platforms, the expansion of our sales and marketing activities, the introduction of new products and the enhancements to existing products and the current uncertainty in the global markets resulting from the ongoing COVID-19 pandemic on our operations. We may be required to seek additional equity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
A substantial source of our cash from operations is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had deferred revenue of $71.0 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$4,227	$13,180
Net cash used for investing activities	$(3,634)	$(2,316)
Net cash (used for) provided by financing activities	$(6,447)	$10,426
Net (decrease) increase in cash and cash equivalents	$(5,854)	$21,290
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses. We have generated positive cash flows and have supplemented working capital requirements through net proceeds from the sale of equity and debt securities.
Cash provided by operating activities for the six months ended June 30, 2021 decreased $9.0 million, or 68%, to $4.2 million. This decrease was due mainly to an increase in net loss for the periods presented.
Investing Activities
Cash used in investing activities increased $1.3 million, or 57%, to $3.6 million for the six months ended June 30, 2021, from investing activities for the six months ended June 30, 2020 of $2.3 million. The increase is due to capitalization of software development costs and capital expenditures to purchase property and equipment to support office space and site operations.
Financing Activities
Cash used for financing activities for the six months ended June 30, 2021 was $6.4 million, and was driven by payments made as a result of the tender offer of $8.2 million in addition to amounts paid related to deferred offering costs of $1.6 million. These payments were partially offset by proceeds from the exercise of stock options of $3.3 million. Cash provided by financing activities for the six months ended June 30, 2020 was $10.4 million and primarily relates to the issuance of convertible preferred stock, net of issuance costs, of $10.0 million, in addition to proceeds from exercises of stock options of $0.5 million.
Contractual Obligations
As of June 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Final Prospectus.
Off-Balance Sheet Obligations
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.
Recent Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Emerging Growth Company Status
We are an “emerging growth company” as defined under the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. While we have not historically delayed the adoption of new or revised accounting standards until such time as those standards would apply to private companies, we have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements in the future may not be comparable to the operating results and financial statements of companies who have adopted the new or revised accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2021, we had $104 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the US dollar. Certain of our payment providers translate our payments from local currency into USD at time of settlement, which means that during periods of a strengthening US dollar, our international receipts could be reduced. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and China. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. In addition, as foreign currency exchange rates fluctuate, the translation of our international receipts into US dollars affects the period-over-period comparability of our operating results and can result in foreign currency exchange gains and losses. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the US dollar to other currencies would not have a material effect on our operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Material Weakness in Internal Control over Financial Reporting
As disclosed in the “Risk Factors” section of the final prospectus, we previously identified a material weakness with our internal control over financial reporting as we had not designed or maintained an effective control environment and associated control activities to meet our accounting and reporting requirements. Specifically we did not have a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, we did not have a sufficiently documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud and in certain cases we did not have appropriate reviews over journal entries and third party reported information to allow for reliable and timely financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s Remediation Efforts
During 2020, we established a remediation plan to address our material weakness and we have been actively engaged in the implementation of remediation efforts to address the material weakness. As part of our commitment we have hired a complement of personnel, have established a risk assessment process, established reviews over journal entries and third party reported information and continue to evaluate the additional internal controls we have designed in 2020 and 2021.
While we believe that these efforts will improve our internal control over financial reporting, our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. There can be no assurance that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses described above or prevent future material weaknesses or other deficiencies from occurring. There is no assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
We believe we are making progress toward achieving effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
Changes in Internal Control Over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

Part II
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results, and financial condition and future prospects. In such event, the market price of our Class A common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report
Risks Related to Our Business and Industry
If we fail to keep existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed.
The size of our user base and our users’ level of engagement and paid conversion are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, keeping and engaging users of our products and converting them into paying subscribers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. If people do not perceive our products to be useful, effective, reliable, and/or trustworthy, we may not be able to attract or keep users or otherwise maintain or increase the frequency and duration of their engagement or the percentage of users that are converted into paying subscribers. There is no guarantee that we will not experience an erosion of our user base or engagement levels. User engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user stickiness, growth, engagement and conversion, including if:
•users increasingly engage with other competitive products or services instead of our own;
•user behavior on any of our products changes, including decreases in the frequency and duration of use of our products and services;
•users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size and quality of ads that we display;
•users become concerned about our user data practices or other matters related to privacy and the sharing of user data;
•users lose confidence in our ability to teach language or other subjects or have concerns related to security or other factors;
•users are no longer willing to pay for subscriptions or in-app purchases;

•users have difficulty installing, updating or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;
•we fail to introduce new features, products or services that users find engaging or if we introduce new products or services, or make changes to existing products and services, that are not favorably received;
•initiatives designed to attract and keep users and increase engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties or otherwise;
•there is a decrease in user stickiness as a result of users no longer being interested in pursuing online language learning or reaching a point where they feel our product cannot advance their language ability;
•third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;
•we adopt terms, policies or procedures related to areas such as user data or advertising that are perceived negatively by our users or the general public;
•we fail to combat inappropriate or abusive activity on our platform;
•we fail to provide adequate customer service to users, marketers or other partners;
•we fail to protect our brand image or reputation;
•we, our partners or companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices;
•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as unplanned site outages due to our failure or the failure of third-party systems we rely on, security breaches, distributed denial-of-service attacks or failure to prevent or limit spam or similar content;
•there is decreased engagement with our products as a result of internet shutdowns or other actions by governments that affect the accessibility of our products in any of our markets;
•there is decreased engagement with our products, or failure to accept our terms of service, as part of changes that we have implemented, or may implement, in the future in connection with regulations, regulatory actions or otherwise;
•there is decreased engagement with our products as a result of changes in prevailing social, cultural or political preferences in the markets where we operate; or
•there are changes mandated by legislation, regulatory authorities or litigation that adversely affect our products or users.
From time to time, certain of these factors have negatively affected user stickiness, growth and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected. In addition, we may not experience rapid user growth or engagement in countries that have high mobile device penetration, but due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. Any decrease in user stickiness, growth or engagement could render our products less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition and results of operations. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
The online language learning industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors may disrupt our business.
The online language learning industry is highly competitive, with a consistent stream of new products and entrants. As a result, new products, entrants and business models are likely to continue to emerge, both in the United States and abroad. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology, or a new or existing distribution channel, creating a new or different approach to connecting people or some other means. We compete for learners’ time, attention, and share of wallet not only with other online and app-based language learning platforms, but also with offline forms of language learning. Because of the extensibility of the Duolingo platform beyond language learning, we also compete with language learning assessment providers and literacy platforms.
Many of the current and potential competitors, both domestically and internationally, have substantially greater financial, technical, sales, marketing and other resources than we do, as well as in some cases, lower costs. Some competitors offer more differentiated products (for example, online learning as well as physical classrooms and textbooks) that may allow them to more flexibly meet changing customer preferences. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics or other key areas that we currently serve or may serve in the future, or in their ability to teach certain languages or to teach speakers of certain languages other languages. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products, to respond more quickly and/or cost-effectively than us to new or changing opportunities, new or emerging technologies or changes in customer requirements and preferences, or to offer lower prices than ours or to offer free language-learning products or services.
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading and conversation by means of podcasts and mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means, which compete with our products. We estimate that there are thousands of free mobile applications for language learning; free products are provided in at least 50 languages by private companies, universities and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors that are focused more on user acquisition rather than profitability may be able to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may generally become less interested in language learning. If we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying users, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
Potential competitors also include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. For example, in 2020, Apple released “Translate," an iOS translation app developed by Apple for iOS devices, to translate text sentences or speech between several languages. Potential competitors also include established social media companies that may develop products, features, or services that may compete with ours or operators of mobile operating systems and app stores. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, and ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us. These may include offering different product features, services or pricing models that users may prefer, which may enable them to acquire and engage users at the expense of our user growth or engagement.
If we are not able to compete effectively against our current or future competitors and products or services that may emerge, the size and level of engagement of our user base may decrease, which could materially adversely affect our business, financial condition and results of operations.
Changes to our existing brand and products, or the introduction of a new brand or products, could fail to attract or keep users or generate revenue and profits.
Our ability to keep, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing brand and products and to create successful new brands and products. We may introduce significant changes to our existing brand and products, or acquire or introduce new and unproven brands, products and product extensions, including using technologies with which we have little or no prior development or operating experience. In addition, we often introduce a new product and delay its monetization until the product is more mature and the user base is better established. We have also invested, and expect to continue to invest, significant resources in growing our products to support increasing usage as well as new lines of business, new products, new product extensions and other initiatives to generate revenue. For example, in 2020, we launched our Duolingo ABC app, which has not yet generated any revenue for us. There is no guarantee that investing in new lines of business, new products, new product extensions and other initiatives will succeed. If our new or enhanced brands, products or product extensions fail to engage users, we may fail to attract or keep users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected.
We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.
We have a limited operating history, which makes it difficult to forecast our future results. You should not rely on our past quarterly operating results as indicators of future performance. You should take into account and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies in rapidly-evolving markets like ours.
We have had operating losses each year since our inception and we may not achieve or maintain profitability in the future.
We have incurred operating losses each year since our inception and we may not achieve or maintain profitability in the future. Although our revenue has increased each quarter since the first quarter of 2018, there can be no assurances that it will continue to do so. Our operating expenses may continue to increase in the future as we increase our sales and marketing efforts and continue to invest in the development of products and services. These efforts may be costlier than we expect and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other possible reasons, including reduced demand for our products or services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on our growth opportunities. If we do not achieve or maintain profitability in the future, it could materially adversely affect our business, financial condition and results of operations.

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture and financial performance may suffer.
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to June 30, 2021, our headcount grew from approximately 140 employees to over 400 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly-evolving nature of the market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and operating results.
Our costs are continuing to grow, and some of our investments have the effect of reducing our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.
Historically, our costs have increased each year since 2011 and we anticipate that our expenses will continue to increase in the future as we broaden our user base, develop and implement new products, market new and existing products and promote our brands, continue to expand our technical infrastructure, and continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, and security. In addition, from time to time we may be subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We may also invest in new platforms and technologies. Some of these investments may generate only limited revenue and reduce our operating margin and profitability. If these efforts are not successful, our ability to grow revenue will be harmed, which could materially adversely affect our business and financial performance.
Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter, which makes them difficult to predict. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including, for example:
•the timing, size and effectiveness of our marketing efforts;
•the timing and success of new product, service and feature introductions by us or our competitors or any other change in the competitive landscape of our market;
•fluctuations in the rate at which we attract new users, the level of engagement of such users and the propensity of such users to subscribe to our brands or to purchase à la carte features;
•successful expansion into international markets;
•errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;
•increases in sales and marketing, product development or other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•the diversification and growth of our revenue sources;
•our ability to maintain gross margins and operating margins;
•fluctuations in currency exchange rates and changes in the proportion of our expenses denominated in foreign currencies;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•our development and improvement of the quality of the Duolingo language app and Duolingo English Test, other Duolingo experiences, including, enhancing existing and creating new products, services, technology and features;
•the continued development and upgrading of our technology platform;
•system failures or breaches of security or privacy;
•our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation or other violations of third-party intellectual property;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy, intellectual property, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees; and
•changes in business or macroeconomic conditions, including the impact of the current COVID-19 outbreak, lower consumer confidence in our business or in the online learning industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts, or natural disasters.
Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our results of operations.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business.
We track certain key operational metrics and non-GAAP financial measures, including MAUs, DAUs, paid subscribers, subscription bookings, total bookings, Adjusted EBITDA and free cash flow, to evaluate growth trends, measure our performance, and make strategic decisions. Our user metrics are calculated using internal company data gathered on an analytics platform that we developed and operate, have not been validated by an independent third party and may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such an account. We continually seek to improve the accuracy of and our ability to track such data, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. In addition, we may improve or change our methodologies for tracking these metrics over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. As a result, while any future periods may benefit from such improvement or change, prior periods may not be as accurate or comparable, or we may need to adjust such prior periods. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, results of operations, and financial condition could be materially adversely affected.
We rely on third-party platforms such as the Apple App Store and the Google Play Store to distribute our products and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changes to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. We pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from transactions processed through in-app payment systems. In 2020, we derived 51% of our revenue and 53% of our total bookings from the Apple App Store, and 19% of our revenue and 20% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of apps on the platform. Each platform provider has broad discretion to make changes to its operating systems or payment services or change the manner in which their mobile operating systems function and to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. In addition, our distribution agreements with Apple and Google are generally terminable by Apple or Google without cause with 30 days prior written notice (to the extent allowed by applicable local law). Apple and Google may also terminate our agreements with them immediately (unless a longer period is required by applicable law) under certain circumstances, including upon our uncured breach of such agreements. To the extent Apple, Google or other third party platform providers on which we rely make such changes or terminate our agreements with them, our business, financial condition and results of operations could be materially adversely affected.
A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how users can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures. As another example, in 2020 Apple announced that a version update of iOS 14 will require its users, on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. Based on statements from Apple, we anticipate these changes will take effect in 2021. We are continuing to evaluate how these rules or announced changes may affect our business, operations and financial results.

If we violate, or a platform provider believes we have violated, its terms of service (or if there is any change or deterioration in our relationship with these platform providers), that platform provider could limit or discontinue our access to the platform. A platform provider could also limit or discontinue our access to the platform if it establishes more favorable relationships with one or more of our competitors or it determines that we are a competitor. Any limit or discontinuation of our access to any platform could significantly reduce our ability to distribute our products to users, decrease the size of the user base we could convert into paying users, or decrease the revenues we derive from paying users or advertisers, each of which would materially and adversely affect our business, financial condition and results of operations.
We also rely on the continued popularity, customer adoption, and functionality of third-party platforms. In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged, or even short-term, basis or other similar issues arise that impact users’ ability to access our app or access social features, our business, financial condition, results of operations or reputation may be harmed.
We rely on third-party hosting and cloud computing providers, like Amazon Web Services (AWS) and Google Cloud, to operate certain aspects of our business. A significant portion of our product traffic is hosted by a limited number of vendors, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.
Our technology infrastructure is critical to the performance of our products and to user satisfaction, as well as our corporate functions. Our products and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time and expense to replace. We expect this dependence on third-parties to continue. We have suffered interruptions in service in the past, including when releasing new software versions or bug fixes, and if any such interruption were significant and/or prolonged it could adversely affect our business, financial condition, results of operations or reputation.
In particular, a significant portion, if not almost all, of our product traffic, data storage, data processing and other computing services and systems is hosted by AWS and Google Cloud. AWS and Google Cloud provide us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. The agreements require AWS and Google Cloud to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular application is unavailable when users attempt to access it or navigation through a product is slower than they expect, users may stop using the application and may be less likely to return to the application as often, if at all.
Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS or Google Cloud, could adversely impact our business, financial condition or results of operations. In addition, since many of the technical specialists responsible for managing disruptions to our technology infrastructure are working from home in accordance with shelter-in-place orders issued due to the COVID-19 pandemic, the time required to remedy any interruption may increase. To the extent we do not effectively respond to any such interruptions, upgrade our systems as needed and continually develop our technology and network architecture to accommodate traffic, our business, financial condition or results of operations could be adversely affected. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our products, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.
In addition, we depend on the ability of our users to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our results of operations.
We derive a portion of our revenues from advertisements. If we are unable to continue to compete for these advertisements, or if any events occur that negatively impact our relationships with advertising networks, our advertising revenues and operating results would be negatively impacted.
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. In 2020, approximately 17% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices or reduce the ability to provide personalized or targeted advertising, which results in less valuable ads. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. As of April 2021, Apple has deployed further changes, requiring its users with a version of iOS 14 (and presumably future iOS versions) to opt into the use of identifier-for-advertising on a per app basis. Furthermore, laws and regulations may also make it more difficult to deliver personalized or targeted advertising or impose requirements that result in more users making elections to block our ability to deliver targeted ads. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns could suffer, which could cause our business, financial condition, or results of operations to suffer. The impact of these operating systems changes or potential future regulation on targeted advertising is highly uncertain.

If we are not able to maintain the value and reputation of our brand, our ability to expand our base of users may be impaired, and our business and financial results may be harmed.
We believe that our brand has significantly contributed to our word of mouth virality, which has in turn contributed to the success of our business. We also believe that maintaining, protecting and enhancing our brand is critical to expanding our base of users and, if we fail to do so, our business, financial condition and results of operations could be materially adversely affected. We believe that the importance of brand recognition will continue to increase, given the growing number of language learning applications, or “apps,” and the low barriers to entry for companies offering language learning products and services. Many of our new users are referred by existing users. Maintaining our brand will depend largely on our ability to continue to provide useful, reliable, trustworthy and innovative products, which we may not do successfully.
Further, we may experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, encryption, content, contributors, advertising and other issues, which may materially adversely affect our reputation and brand. In addition, we may fail to respond expeditiously or appropriately to objectionable content within our app or practices by users, or to otherwise address user concerns, which could erode confidence in our brand. Maintaining and enhancing our brand will require us to make substantial investments and these investments may not be successful.
Our growth and profitability rely, in part, on our ability to attract and keep users through cost-effective marketing efforts, including through our social media presence and use of social media influencers. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three months ended June 30, 2021 and 2020, our sales and marketing expenses were $9.6 million and $8.6 million, respectively. For the six months ended June 30, 2021 and 2020, our sales and marketing expenses were $29.4 million and $14.1 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
We are subject to certain risks as a mission-based company.
We believe that a critical contributor to our success has been our commitment to make free language learning available worldwide in an effort to help people throughout the world improve their economic outcomes. The mission of Duolingo is a significant part of our business strategy and who we are as a company. We believe that Duolingo users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Duolingo’s mission. For example, maintaining a free version of the app that is both effective and enjoyable is central to Duolingo’s mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission, such as features that are only available to Plus subscribers or changes to the free offering that are viewed as undermining how fun or effective the free offering is. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of our users.
We may make decisions regarding our business and products in accordance with Duolingo’s mission and values that may reduce our short- or medium-term operating results if we believe those decisions are consistent with the mission and will improve the aggregate user experience. Although we expect that our commitment to Duolingo’s mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.
Unfavorable media coverage could materially adversely affect our business, brand image or reputation.
Unfavorable publicity or media reports regarding us, our privacy practices, data security compromises or breaches, product changes, product or service quality or features, litigation or regulatory activity or regarding the actions of our partners, our users, our employees or other companies in our industry, could materially adversely affect our brand image or reputation, regardless of the veracity of such publicity or media reports. If we fail to protect our brand image or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer app installs (or increased app uninstalls), or slower user growth rates. Damage to our brand or reputation could also adversely affect educational institutions’ willingness to accept the Duolingo English Test, which in turn could slow the growth of, or reduce, our revenue from the Duolingo English Test. In addition, if securities analysts or investors perceive any media coverage of us to be negative, the price of our Class A common stock may be materially adversely affected. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.
We currently depend on the continued services and performance of our key personnel, including Luis von Ahn and Severin Hacker. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management as well as key engineering, product development, design and marketing personnel, could disrupt our operations and have a material adverse effect on our business. The success of our brand also depends on the commitment of our key personnel to our mission. To the extent that any of our key personnel act in a way that does not align with our mission, our reputation could be materially adversely affected. See “—Our employees could engage in misconduct that materially adversely affects us.”
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified, highly skilled employees in our industry is intense and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements resulting from the COVID-19 pandemic, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.
Finally, effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition, and results of operations generally, could be materially adversely affected.
Our employees, consultants and third party providers could engage in misconduct that materially adversely affects us.
Our employees, consultants and third party providers could engage in misconduct that materially and adversely affects us. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, if any of our employees, consultants or third party providers were to engage in or be accused of misconduct, we could be exposed to legal liability, incur substantial costs, our business and reputation could be materially adversely affected, and we could fail to retain key employees. See “—Unfavorable media coverage could seriously harm our business, brand image or reputation.”
If the acceptance by educational organizations of technology-based education does not continue to grow, or if technology-based education is discouraged by educational organizations, it could have a material adverse effect on our business.
Our success depends in part upon the continued adoption by educational organizations, such as schools, of technology-based education initiatives, including online learning. Some educators utilize our language learning application or Duolingo for Schools, our free web-based tool for teachers, as part of their curriculums or as a supplement to their curriculums. Based on a 2020 survey, we believe that almost 40% of foreign language teachers in US K-12 schools use Duolingo in their classrooms in some form. However, some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that could result from offering or utilizing courses online. If the acceptance of technology-based education does not continue to grow, or if schools and other educational organizations do not continue to utilize our language learning application in the classroom or do not promote the utilization of our language learning application outside of the classroom, our ability to continue to grow our language learning application could be impaired.
If the recognition by schools and other educational organizations of the value of technology-based assessment does not continue to grow, or if schools and other organizations reduce their reliance on assessment in general, our ability to generate revenue from our assessment, including our Duolingo English Test, could be impaired.
The success of the Duolingo English Test depends in part upon the continued recognition and acceptance by schools and other educational organizations of technology-based assessment and upon the continued utilization of assessment in general. As a result of the COVID-19 pandemic, in 2020, a number of universities waived standardized test requirements for admissions requirements and some universities plan to phase out requirements for standardized testing altogether. In addition, some have questioned the validity of language assessments taken online. If schools and other educational organizations reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations.
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Both our language learning application and the Duolingo English Test are available all over the world. Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:
•operational and compliance challenges caused by distance, language and cultural differences;
•the cost and resources required to localize our platform and services, which often requires the translation of our platform into foreign languages and adaptation for local practices and regulatory requirements;
•difficulties in staffing and managing international operations;
•differing levels of social and technological acceptance of our products or lack of acceptance of them generally;
•foreign currency fluctuations, and in particular, decreases in the value of foreign currencies relative to the US dollar;
•restrictions on the transfer of funds among countries and back to the United States, as well as costs associated with repatriating funds to the United States;
•differing and potentially adverse tax laws, including resulting from the complexities of foreign corporate income tax systems, value added tax (VAT) regimes, tax withholding rules, and other indirect taxes, tax collection or remittance obligations, and restrictions on the repatriation of earnings;
•multiple, conflicting and changing laws, rules and regulations, and difficulties understanding and ensuring compliance with those laws, rules and regulations by both our employees and our users, over whom we exert no control;
•compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, and content, which are complex, sometimes inconsistent, and subject to unexpected changes;

•competitive environments that favor local businesses;
•reduced or varied protection for our intellectual property rights in some countries;
•low usage and/or penetration of internet-connected consumer electronic devices;
•political tension or social unrest and economic instability, particularly in countries in which we operate;
•trade sanctions, political unrest, terrorism, war, health and safety epidemics (such as the COVID-19 pandemic) or the threat of any of these events; and
•breaches or violation of any anti-corruption laws, rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended.
Moreover, geopolitical tensions or regulatory uncertainty in countries in which we operate, such as China, may prevent us from operating in certain countries or increase our costs of operating in those countries. Additionally, if enforcement authorities demand access to our user data or require that we obtain hard to obtain local licenses, our failure to comply with those demands or obtain those licenses could lead to our inability to operate in such countries or other punitive acts.
In addition to the factors listed above, we have invested to expand our operations in China, which is an intensely competitive market, both on the consumer side and from a talent perspective. We expect to continue to incur significant expenses to operate our business in China, and we may not achieve profitability in that market. As we expand our operations in China, the above factors, sentiment of the workforce in China, and China’s policy towards foreign direct investment and for profit educational technology companies may particularly impact our operations in China. Further, as we expand our operations in China, we expect to continue to make modifications to the way our website, mobile apps, offerings, and features function in China as compared to other countries. In addition, we need to ensure that our business practices in China are compliant with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions. For instance, recently our language learning application became unavailable for download on most app stores in China. While we believe this is temporary and we are in discussions with authorities that we believe will result in us being restored to such app stores, it serves as an example of how the Chinese regulatory regime could adversely impact our efforts in China. Our office of approximately 19 employees in Beijing makes it easier for the Chinese authorities to bring enforcement actions against us.
The occurrence or impact of any or all of the events described above could materially adversely affect our international operations, which could in turn materially adversely affect our business, financial condition and results of operations.
Our business and results of operations may be materially adversely affected by the recent COVID-19 pandemic or other similar outbreaks.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic. The COVID-19 pandemic has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed over the past few months in certain parts of the world, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.
A public health epidemic or pandemic, including COVID-19, poses the risk that Duolingo or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and well-being of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, in response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations.
A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets. The COVID-19 outbreak has caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity.
Furthermore health crises such as COVID-19 may disrupt or alter behaviors of large numbers of users or potential users due to either mandated stay at home orders or the lifting of such orders or non-mandated changes in consumer behavior. The impact of such changes are very hard to predict and could either serve to accelerate, slow down or just make less predictable user growth and behavior, all of which could negatively impact our operating results and our ability to predict them.
We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak; however, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by COVID-19, which could impede our anticipated growth.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 outbreak could increase the magnitude of many of the other risks described in this Quarterly Report on Form 10-Q, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially adversely affect our business, financial condition, and results of operations.
An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.
Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 outbreak, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations. In addition, political instability or adverse political developments, could harm our business, financial condition and results of operations.
Security breaches of our networks, systems or applications, improper unauthorized access to or disclosure of our proprietary data or user-related data, including personal data, other hacking and phishing attacks on our systems or service, or other cyber incidents could disrupt our services or compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.
Our products and services and the operation of our business involve the collection, storage, processing, and transmission of data, including personal data. The information systems that store and process such data are susceptible to increasing threats of continually evolving cybersecurity risks. In particular, our industry is prone to cyber-attacks by third parties seeking unauthorized access to confidential or sensitive data, including user personal data, or to disrupt our ability to provide services. We face an ever-increasing number of threats to our information systems from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our information systems. These threats include physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website or facilities, or from cyber-attacks by malicious third parties which could breach our data security and disrupt our systems. The motivations of such actors may vary, but breaches that compromise our information technology systems or the personal data processed on such systems can cause interruptions, delays or operational malfunctions, which in turn could have a material adverse effect on our business, results of operations, financial condition and prospects.
In addition, the risks related to a security breach or disruption, including through ransomware, a distributed denial-of-service (DDoS) attack, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
Such security breaches or disruptions have occurred on our systems in the past and will occur on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts and ads or take other actions on our platform for objectionable ends. As a result of our prominence, the size of our user base, the volume of personal data on our systems, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded criminal actors.
Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks on us or our third-party service providers may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products and decrease the use of our products or stop using our products in their entirety, impair our internal systems, or result in financial harm to us. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could subject us to legal liability and penalties, harm our business and reputation and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data, the data of our users or other personal information we receive, and to prevent or disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our service providers’ information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.
In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. We may incur significant costs in connection with such remediation efforts, including the costs of notifying applicable regulators and affected users, or offering credit monitoring services. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third party providers. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, some of our partners may receive or store information provided by us or by our users through mobile or web applications integrated with our applications and we use third-party service providers to store, transmit and otherwise process certain confidential, sensitive or personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
While our insurance policies include liability coverage for certain of these matters, subject to retention amounts that could be substantial, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
If the security of personal and confidential or sensitive user information that we maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such breach, subject us to regulatory investigations or private party lawsuits, and our reputation could be harmed.
We receive, process, store, and transmit personal user and other confidential or sensitive information, including credit card information and personal information of our employees and users. In some cases, we engage third-party service providers to process or store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents (which to our knowledge were immaterial) and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of our or our third-party service providers’ and partners’ information technology systems occur or unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition and results of operations.
In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users through credit card transactions, certain online payment service providers, and mobile payment platforms. The ability to access credit card information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our products is critical to our success and a seamless experience for our users.
When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition and results of operations.
We work with our payment service providers to utilize tokenization tools to replace sensitive cardholder information with a stand-in token to help secure individual cardholder bank account details in credit card transactions and to reduce the number of systems that have access to our customers’ credit card information. While these tokenization tools can help limit the data security risks associated with credit card transactions, it does not eliminate those risks altogether.

Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or user effort.
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could materially adversely affect our business, financial condition and results of operations.
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. For example, under the Payment Services Regulation 2017, banks and other payment services providers are expected to develop and implement by September 14, 2021 strong customer authentication to check that the person requesting access to an account or trying to make a payment is permitted to do so. This could materially adversely affect our payment authorization rate and user journey. Legislation or regulation regarding the foregoing, or changes to existing legislation or regulation governing subscription payments, are being considered in many states in the US. While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.
Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. Our products and systems rely on software and hardware that are highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including software bugs and human errors. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant. We do not have a formal disaster recovery plan, and system backups do not account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—Security breaches, improper access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other cyber incidents could compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”

We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products, ensure acceptable load times for our products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could materially adversely affect our business, financial condition and results of operations.
We may experience operational and financial risks in connection with acquisitions.
We may seek potential acquisition candidates to add complementary companies, products or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
•properly value prospective acquisitions, especially those with limited operating histories;
•accurately review acquisition candidates’ business practices against applicable laws and regulations and, where applicable, implement proper remediation controls, procedures, and policies;
•successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;
•overcome cultural challenges associated with integrating employees from the acquired company into our organization;
•successfully identify and realize potential synergies among acquired and existing businesses;
•fully identify potential risks and liabilities associated with acquired businesses, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, and other known and unknown liabilities;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources and those of the various brands in our portfolio
Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Additionally, the integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. We may make substantial investments of resources to support our acquisitions, which would result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transactions and our business may be harmed.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
Our functional currency is the US dollar, our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and China. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. In addition, certain of our payment providers translate our payments from local currency into USD at time of settlement, which means that during periods of a strengthening US dollar, our international receipts could be reduced. In addition, as foreign currency exchange rates fluctuate, the translation of our international receipts into US dollars affects the period-over-period comparability of our operating results and can result in foreign currency exchange gains and losses. We have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates and may introduce additional risks if we are unable to structure effective hedges with such instruments.
The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and expectations about market growth included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the markets in which we compete meet the size estimates and growth expectations included in this Quarterly Report on Form 10-Q, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. We base estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. We may make estimates regarding activities for which the accounting treatment is still uncertain. Actual results could differ from those estimates. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Risks Related to Legal and Regulatory Compliance
Our business is subject to complex and evolving US and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, accessibility, immigration and university admissions, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.
These US federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change.
In addition, the introduction of new brands and products, or changes to our existing brand and products, may result in new or enhanced governmental or regulatory scrutiny. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that require us to modify or cease existing business practices. For example, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. We have in the past and may in the future be subject to claims under such laws and regulations that could materially adversely affect our business.
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact our business, or our ability to provide or the manner in which we provide our services, could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities.
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may be exposed to liabilities under the US Foreign Corrupt Practices Act and other US and foreign anti-corruption anti-money laundering, export control, sanctions and other trade laws and regulations, and any determination that we violated these laws could have a material adverse effect on our business.
We are subject to rules and regulations of the United States and abroad relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the US Department of the Treasury, as well as the Export Administration

Regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons.
Further, we have historically provided services to users in Iran, Cuba and Syria, countries that are presently the subject of comprehensive sanctions by the US government (Sanctioned Countries). We believe our provision of such services is either in compliance with generally available exemptions from sanctions laws or otherwise in compliance with applicable law, and have implemented various control mechanisms designed to prevent unauthorized dealings with Sanctioned Countries.
While we have taken steps to comply with these rules and regulations, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, results of operations and financial condition.
Our success depends, in part, on our ability to access, collect, and use personal data about our users and payers, and to comply with applicable data privacy laws.
Increased regulation of data utilization practices, including self-regulation, new laws, or findings or guidance under existing laws that limit our ability to collect, disclose, process, transfer, retain and use information and other data, could have a material adverse effect on our business. In addition, if we were to disclose information and other data about our users in a manner that was objectionable to them, our business reputation could be materially adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. For example, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the European Economic Area (EEA) and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. Failure to comply with evolving privacy laws could subject us to liability and expose us to fines, penalties and compliance orders, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
Additionally, privacy activist groups have previously and may continue to provide resources to support individuals who wish to pursue privacy claims or put pressure on companies to change data processing practices. High-profile brands such as ours risk being targeted by such groups and there is a risk that if a user became disgruntled with our data processing practices they could leverage support from such privacy activist groups to take legal action, initiate regulatory investigation or gain publicity for their cause. There is a risk that these groups will seek to challenge our practices, particularly in relation to targeted advertising or international data transfers. Any such campaign could require significant resources to mount a response and could lead to negative publicity and potential investigation from regulators, any of which may materially adversely affect our business, financial condition, and results of operations.

The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
As discussed above, we process personal information, personal data and other regulated information both from our employees and our users. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, transfer, disclosure, protection and otherwise processing of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted and we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. In recent years, there has been an increase in attention to and regulations of data protection and data privacy across the globe, including in the United States, the EEA and the United Kingdom. We are subject to various data protection laws, including: the General Data Protection Regulation 2016/679 (GDPR) in the EEA, the United Kingdom data protection regime consisting primarily of (i) the UK General Data Protection Regulation and (ii) the UK Data Protection Act 2018 (collectively (i) and (ii), the UK GDPR), the California Consumer Privacy Act (CCPA) in the United States, and the Brazilian General Data Protection Law, which imposes requirements similar to the GDPR on products and services offered to users in Brazil. We may be subject to additional privacy regulations in the future, including the Virginia Consumer Data Protection Act (VCDPA). Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including China, India and Japan. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These laws impose restrictions on our ability to gather personal data, provide individuals with the ability to opt out of personal data collection, impose obligations on our ability to share data with others, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
For example, the GDPR and the UK GDPR impose strict data protection compliance requirements including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily-accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of processing activities; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR and the UK GDPR create compliance obligations that are also applicable to entities established outside the EEA/United Kingdom, which offer goods or services to individuals located in the EEA/United Kingdom or which observe the behavior of individuals located in the EEA/United Kingdom. This has created a greater compliance burden for us and other companies with users in the EEA and the United Kingdom, as the legal regimes may subject non-compliant entities to substantial monetary penalties. In particular, fines for the most serious violations under the GDPR and the UK GDPR may amount to the greater of €20 million/£17.5 million or, in the case of an undertaking, up to 4% of the total worldwide annual group turnover of the preceding financial year. In addition to potential substantial fines, non-compliance could result in regulatory investigations, reputational damage, orders to cease/ change the processing of personal data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation

(where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
As noted above, the CJEU invalidated the Privacy Shield on July 16, 2020 and, while it upheld the adequacy of the EU standard contractual clauses (a standard form of contract approved by the European Commission (SCCs) as an adequate transfer mechanism for personal data, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular surveillance laws and the rights of individuals and additional measures and/or contractual provisions may need to be adopted, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that, if the competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We rely on a mixture of mechanisms to transfer personal data from the EEA and the United Kingdom to the United States and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data. As supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or start taking enforcement action, there will be uncertainty as to how we comply with EEA and United Kingdom privacy laws and we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and we may find it necessary to establish systems in the EEA and the United Kingdom to maintain personal data originating from the EEA and the United Kingdom, which may involve substantial expense and distraction from other aspects of our business.
We are also subject to evolving privacy laws in the EEA and the United Kingdom on cookies and e-marketing. Regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the EEA and the United Kingdom, informed consent is required for the placement of non-strictly necessary cookies or similar technologies on users’ devices and for direct electronic marketing. The GDPR and the UK GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of non-strictly necessary cookie or similar technology. While the text of the ePrivacy Regulation is still under development, recent European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users as well as personalize the consumer experience, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand and tailor our offerings to users.
Brexit (as defined below) and ongoing developments in the United Kingdom have created additional uncertainty as the United Kingdom may become a “third country” for the purposes of personal data transfers from the EEA to the United Kingdom following the expiration of the four to six-month personal data transfer grace period (from January 1, 2021) set out in the EU and United Kingdom Trade and Cooperation Agreement, unless a relevant adequacy decision is adopted in favor of the United Kingdom (which would allow data transfers without additional measures). These changes may require us to find alternative solutions for the compliant transfer of personal data into the United Kingdom. Additionally, following Brexit, we may be exposed to two parallel enforcement regimes, each of which authorize similar fines and other enforcement actions for certain violations.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each such provider we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the EEA or the United Kingdom to such third parties, we do so while considering the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.
The GDPR and the UK GDPR will continue to be interpreted by data protection regulators in the EEA and the United Kingdom. This may require us to make changes to our business practices, which could be time-consuming and expensive, and could generate additional risks and liabilities. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.
Multiple legislative proposals concerning privacy and the protection of user information are being considered by the US Congress. Various US state legislatures have announced intentions to consider additional privacy legislation, and US state legislatures such as California and Virginia have already passed and enacted comprehensive privacy legislation. For example, among other cases, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (CPRA) was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The VCDPA, which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. For example, like the CCPA, the VCDPA grants Virginia residents certain rights to access personal data that is being processed by the controller, the right to correct inaccuracies in that personal data and the right to require that their personal data be deleted by the data controller. In addition, Virginia residents will have the right to request a copy of their personal data in a format that permits them to transmit it to another data controller. Further, under the VCDPA, Virginia residents will have the right to opt out of the sale of their personal data, as well as the right to opt out of the processing of their personal data for targeted advertising. New legislation proposed or enacted in a number of states impose, or have the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Additionally, governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, laws and regulations concerning personal information and data security. For example, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by obtaining increasing fines against companies found to be in violation of the Children’s Online Privacy Protection Act (COPPA), and obtaining twenty-year consent decrees mandating enhanced and specific requirements for information security management programs. While the FTC does not have legal authority to seek monetary penalties or relief in the area of data security as a general matter, a violation of a privacy or data security consent decree can subject the responding company to very high monetary penalties, as evidenced by the FTC obtaining $5 billion in negotiated monetary relief against Facebook for violation of a consent decree.
The myriad international and US privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because the interpretation and application of data protection laws, regulations, standards and other obligations are still uncertain, and may be contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful.
We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services.
While we aim to comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. We have in the past received, and may continue to receive inquiries from regulators regarding our data privacy practices. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions and proceedings by data protection authorities. We could further be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our various brands might be diminished, any or all of which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, financial condition, results of operations and prospects.
Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.
A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the COPPA and Article 8 of the GDPR and the UK GDPR. We implement certain precautions to ensure that we comply. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations of COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Such new regulations, or changes to existing regulations, could increase the cost of our operations.
We are subject to litigation and adverse outcomes in such litigation could have a material adverse effect on our business, financial condition and results of operations.
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions could be time consuming and expensive and could distract our personnel from their normal responsibilities. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See “Business—Legal Proceedings”.
We are subject to taxation related risks in multiple jurisdictions.
We are a US-based multinational company subject to tax in multiple US and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows. Moreover, if the US or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
We have users in the United Kingdom and the European Union and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the trade and cooperation agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. The uncertainty concerning the United Kingdom’s future legal, political and economic relationship with the European Union could adversely affect political, regulatory, economic or market conditions in the European Union, the United Kingdom and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets.
We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make doing business in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which laws of the European Union to replace or replicate. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in fewer users using or paying for our services, which could materially adversely affect our business, financial condition and results of operations.
The ongoing instability and uncertainty surrounding Brexit and the implementation and application of the Trade and Cooperation Agreement, could require us to restructure our business operations in the United Kingdom and the European Union and could have an adverse impact on our business and staff in the United Kingdom and European Union.
Risks Related to Our Intellectual Property
From time to time, we may be party to intellectual property-related litigation and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.
Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property rights of third parties. However, we may become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties, and we may not prevail in these disputes. Companies in the internet, technology and social media industries are subject to frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Furthermore, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies and, given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. From time to time we may receive claims from third parties which allege that we have infringed upon their intellectual property rights. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets, software code or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Further, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.
As we face increasing competition and develop new products, we expect the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-

party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future.
Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations, pay substantial amounts to the other party, or admit liability. Moreover, as part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including for claims related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business, financial conditions, and results of operations and prospects. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort, time and expense or discontinue use of the technology. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services as currently offered. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, results of operations and prospects.
We may fail to adequately obtain, protect and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.
Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we rely heavily upon our trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights. We have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names and social media handles as we deem appropriate. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks, tradenames or other intellectual property rights may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products, any of which could materially adversely affect our business, financial condition and results of operations. We are also party to certain agreements that may limit our trademark rights in certain jurisdictions; while we believe these agreements are unlikely to have a significant impact on our business as currently conducted, our ability to use our existing trademarks in new business lines in the future may be limited.
We cannot guarantee that our efforts to obtain and maintain intellectual property rights are adequate, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or rely on. Furthermore, even if we are able to obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. In addition, other parties may also independently develop technologies that are substantially similar or superior to ours and we may not be able to stop such parties from using such independently developed technologies from competing with us.
We also rely upon unpatented proprietary information and other trade secrets to protect intellectual property that may not be registrable, or that we believe is best protected by means that do not require public disclosure. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information or trade secrets and, even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position would be materially adversely harmed.
Our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, may not favor the enforcement of trademarks, copyrights, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.

We also may be forced to bring claims against third parties to determine the ownership of what we regard as our intellectual property or to enforce our intellectual property rights against infringement, misappropriation or other violations by third parties. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective and there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar or superior to ours or that compete with our business. We may not prevail in any intellectual property-related proceedings that we initiate against third parties. Further, in such proceedings or in proceedings before patent, trademark and copyright agencies, our asserted intellectual property could be found to be invalid or unenforceable, in which case we could lose valuable intellectual property rights. In addition, even if we are successful in enforcing our intellectual property against third parties, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Despite the measures we take to protect our intellectual property rights, our intellectual property rights may still not be adequate and protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could impede our ability to effectively compete against competitors with similar technologies, any of which could materially adversely affect our business, financial condition and results of operations.
Our use of “open source” software and materials could subject our proprietary software to general release, adversely affect our ability to sell our products and services and subject us to possible litigation.
We use open source software, content and materials (Open Source Materials) in connection with a portion of our proprietary software and our service offerings and we expect to continue to use Open Source Materials in the future. Under certain circumstances, some open source licenses require users of the Open Source Materials to provide the user’s own proprietary source code to third parties upon request, to license the user’s own proprietary source code or other materials for the purpose of making derivative works, prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code, or require the relicensing of the Open Source Materials and derivatives thereof under the terms of the applicable license. While we employ practices designed to monitor our compliance with the licenses of third-party Open Source Materials and protect our proprietary source code and content, we cannot guarantee that we will be successful, that all Open Source Materials are reviewed prior to use in our products, that our developers have not incorporated Open Source Materials into our products, or that they will not do so in the future. Accordingly, we may face claims from others challenging our use of Open Source Materials or , seeking to enforce the license terms applicable to such Open Source Materials, including by demanding public release of the Open Source Materials or derivative works or our proprietary source code and content that was developed or distributed in connection with such Open Source Materials. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software and content, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software, revise our content or otherwise incur additional costs. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by US or foreign courts. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.
In addition, the use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay the introduction of new solutions, result in a failure of our platform, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches.
Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new content and offerings, integrating acquired-company technologies, or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.
Risks Related to Ownership of our Class A Common Stock
We do not know whether an active, liquid and orderly trading market will continue to develop or be maintained for our Class A common stock.
An active public trading market for shares of our Class A common stock may not continue to develop or be sustained. If an active public market does not continue to develop or is not sustained, it may be difficult for you to sell your shares of Class A common stock at a price that is attractive to you, or at all. The lack of an active market may also reduce the fair market value of your shares.
The market price of shares of our Class A common stock may be volatile or may decline regardless of our operating performance, which could cause the value of your investment to decline.
The trading price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.
Stock markets and the price of our Class A shares may experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate  91.5% of the voting power of our capital stock as of June 30, 2021. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 91.5% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
In addition, future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.
In addition, while we do not expect to issue any additional shares of Class B common stock, any future issuances of Class B common stock would be dilutive to holders of Class A common stock.
We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. For example, S&P Dow Jones has stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P

SmallCap 600), although existing index constituents in July 2017 were grandfathered. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.
Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
In the future, we may sell Class A common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees, consultants, and directors pursuant to our equity incentive plans. If we sell Class A common stock, convertible securities, or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
We may issue preferred stock whose terms could materially adversely affect the voting power or value of our Class A common stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Future sales of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur in large quantities, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.
We and our officers and directors and the holders of substantially all of our shares of capital stock, have agreed with the Goldman Sachs & Co. LLC, subject to certain exceptions, not to dispose of or hedge any of their Class A common stock or securities convertible into or exchangeable for shares of Class A common stock from July 27, 2021 (the date of our Final Prospectus in connection with our IPO and continuing through January 23, 2022 (the “lock-up period”), except with the prior written consent of Goldman Sachs & Co. LLC. Notwithstanding the foregoing, certain shares may automatically be released during the lock-up period pursuant to certain conditions being met as described in our Final Prospectus.

All shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (Rule 144).
Moreover, the holders of up to 19,074,276 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of June 30, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 6,631,291 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 41,917 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have filed a registration statement on Form S-8 under the Securities Act to register the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, the market stand-off provisions and lock-up agreements described in the section of the Final Prospectus entitled “Underwriting,” and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will likely depend on whether the price of our Class A common stock increases.
We have only paid one dividend in our history and do not intend to pay any dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation and growth of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and amended and restated bylaws contain and Delaware law contains provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents provide for:
•a dual-class structure;
•a classified board of directors with three-year staggered terms, who can only be removed for cause, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to set the size of the board of directors and to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•in addition to our board of director’s ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of all our then-outstanding shares of capital stock;
•the required approval of (i) at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation and (ii) for so long as any shares of Class B common stock are outstanding, the holders of at least 80% of the shares of Class B common stock outstanding at the time of such vote, voting as a separate series, to adopt, amend, or repeal certain provisions of our restated certificate of incorporation;
•the ability of stockholders to act by written consent only as long as holders of our Class B common stock hold at least 50% of the voting power of our capital stock;
•the requirement that a special meeting of stockholders may be called only by an officer of our company pursuant to a resolution adopted by a majority of our board of directors then in office or the chairperson of our board; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (the Delaware General Corporation Law), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, or employees arising under the Securities Act.

Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. If a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition.
We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. While we have not historically delayed the adoption of new or revised accounting standards until such time as those standards would apply to private companies, we have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements in the future may not be comparable to the operating results and financial statements of companies who have adopted the new or revised accounting standards.
We may remain an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.
General Risk Factors
We will incur significant expenses as a result of being a public company, which could materially adversely affect our business, results of operations, and financial condition.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the Listing Rules of the Nasdaq Global Select Market. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase our service fees which could result in a reduction in bookings. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Further, the majority of our management team, including our Chief Executive Officer and Chief Financial Officer, have either no or limited experience in managing publicly-traded companies. Our management team may not successfully or efficiently manage our transition to being a public company and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, and could materially adversely affect our business, results of operations, and financial condition.
We have identified a material weakness in our internal control over financial reporting. If we experience material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, including performing the evaluation needed to comply with Section 404, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
In fiscal year 2019, we identified a material weakness with our internal control over financial reporting as we had not designed or maintained an effective control environment and associated control activities to meet our accounting and reporting requirements. Specifically we did not have a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, we did not have a sufficiently documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud and in certain cases we did not have appropriate reviews over journal entries and third party reported information to allow for reliable and timely financial reporting.
During 2020, we established a remediation plan to address our material weakness and we have been actively engaged in the implementation of remediation efforts to address the material weakness. As part of our commitment we have hired a complement of personnel, have established a risk assessment process, established reviews over journal entries and third party reported information and continue to evaluate the additional internal controls we have designed during 2020 and 2021. When we are satisfied these internal controls associated with the material weakness have operated within our business for a sufficient period of time, we will determine if we have remediated our material weakness. We have not been required to provide a management assessment of internal controls under section 404(a) of the Sarbanes-Oxley Act. It is possible that if we had a 404(a) assessment, additional material weaknesses may have been identified. Additionally, our registered independent public accounting firm has not been engaged to perform an audit of our internal controls over financial reporting.
In the future, it is possible that additional material weaknesses or significant deficiencies may be identified that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce our stock price.
If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

When we cease to be an “emerging growth company” as defined under the JOBS Act, our auditors will be required to express an opinion on the effectiveness of our internal controls, unless we are then eligible for any other exemption from such requirement. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.
Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our operating results and prospects.
We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States. The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations, of accounting and financial reporting requirements of the SEC or other regulatory agencies. For example, we make certain assumptions about the interpretation of these principles and accounting treatment of our non-cash stock-based compensation expense and related obligations with respect to our financial statements. If these assumptions turn out to be unfounded, our stock-based compensation expense could be materially higher than expected for current and future periods, which could have a material adverse effect on our net loss. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results, which may negatively impact our financial statements, which may in turn adversely affect our prospects. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From March 1, 2021 through June 30, 2021, we granted to our employees and directors restricted stock units for an aggregate of 552,788 of common stock under the 2011 Equity Incentive Plan.
From March 1, 2021 through June 30, 2021, we granted to our employees stock options to purchase an aggregate of 71,700 shares of our common stock under the 2011 Equity Incentive Plan at exercise prices ranging from $52.80 per share.
From March 1, 2021 through June 30, 2021, we issued and sold to our employees an aggregate of 153,270 shares of common stock upon the exercise of stock options issued under the 2011 Equity Incentive Plan at exercise prices ranging from $0.61 to $22.91 per share, for an aggregate exercise price of $1,277,000.
The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds
On July 30, 2021, we completed our IPO, in which we sold 4,465,916 shares of our Class A common stock at a price to the public of $102.00 per share, which included 765,916 shares of Class A common stock sold pursuant to the underwriters’ exercise of the option to purchase additional shares. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 257483), which was declared effective by the SEC on July 27, 2021. We raised approximately $431,055,964 in net proceeds after deducting underwriting discounts and commissions of $24,467,468 and offering expenses of $4,000,000. We have used a portion of the net proceeds, and intend to use the remainder of the net proceeds, from our IPO to for general corporate purposes, including working capital, operating expenses, and capital expenditures. In addition, we may use a portion of the net proceeds we received from our IPO to acquire or make investments in businesses, products, offerings, and technologies, although we do not have agreements or commitments for any material acquisitions or investments at this time.
In connection with the offering, 1,406,113 shares of Class A common stock were sold by existing stockholders. We did not receive any proceeds from the sale of shares by these stockholders nor did we bear direct costs associated with the sale of these shares.
The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and Allen & Company LLC. The offering commenced on July 27, 2021 and, following the sale of all the shares upon the closing of the IPO, the offer terminated. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	7/30/2021	3.2
10.1(a)#	2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(a)
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(b)
10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(c)
10.2#	Employee Stock Purchase Plan	S-1/A	333-257483	7/19/2021	10.4
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended
# Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUOLINGO, INC.

Date: August 12, 2021	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial and Accounting Officer)