Form 10-Q
period 2021-09-30
Duolingo, Inc.
filed 2021-11-12
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☒ No ☐
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

As of November 11, 2021, 15,796,838 shares of the registrant's Class A common stock were outstanding, 21,675,473 shares of the registrant's Class B common stock were outstanding.

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

Part I Financial Information
Item 1. Financial Statements

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$549,440	$120,490
Accounts receivable	20,737	20,450
Deferred cost of revenues	19,726	13,585
Prepaid expenses and other current assets	6,441	3,855
Total current assets	596,344	158,380
Property and equipment, net	8,010	6,428
Capitalized software, net	4,184	2,296
Operating lease right-of-use assets	8,231	8,073
Other assets	1,008	562
Total assets	$617,777	$175,739

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,708	$2,196
Deferred revenues	80,460	54,792
Income tax payable	25	68
Accrued expenses and other current liabilities	9,452	8,634
Total current liabilities	98,645	65,690
Long term obligation under operating leases	8,401	8,131
Total liabilities	107,046	73,821
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.0001 par value, — shares issued and outstanding at September 30, 2021 and 19,074 shares issued and outstanding at December 31, 2020.	—	182,609
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 2,000,000 shares of Class A common stock authorized and 12,847 issued and outstanding at September 30, 2021; 30,000 shares of Class B common stock authorized and 24,598 issued and outstanding at September 30, 2021; 42,800 authorized shares of common stock; 12,794 issued and outstanding at December 31, 2020.	4	1
Additional paid-in capital	664,124	30,087
Accumulated deficit	(153,397)	(110,779)
Total stockholders’ equity (deficit)	510,731	(80,691)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$617,777	$175,739
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$63,595	$45,305	$177,758	$113,428
Cost of revenues	18,078	13,101	49,234	33,124
Gross profit	45,517	32,204	128,524	80,304
Operating expenses:
Research and development	29,345	15,894	73,814	37,581
Sales and marketing	15,267	11,142	44,659	25,278
General and administrative	29,605	8,235	52,643	22,885
Total operating expenses	74,217	35,271	171,116	85,744
Loss from operations	(28,700)	(3,067)	(42,592)	(5,440)
Other (expense) income, net	(219)	(86)	43	116
Loss before provision for income taxes	(28,919)	(3,153)	(42,549)	(5,324)
Provision for income taxes	51	23	69	45
Net loss and comprehensive loss	$(28,970)	$(3,176)	$(42,618)	$(5,369)
Net loss per share attributable to Class A and Class B common stockholders, basic	$(0.98)	$(0.25)	$(2.29)	$(0.43)
Net loss per share attributable to Class A and Class B common stockholders, diluted	$(0.98)	$(0.25)	$(2.29)	$(0.43)
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—Balance—July 1, 2020	18,488	$147,662	12,482	$1	$14,311	$(97,196)	$(82,884)
Stock-based compensation	—	—	—	—	1,682	—	1,682
Stock options exercised	—	—	116	—	680	—	680
Net loss	—	—	—	—	—	(3,176)	(3,176)
BALANCE—September 30, 2020	18,488	$147,662	12,598	$1	$16,673	$(100,372)	$(83,698)
Balance—July 1, 2021	19,074	$182,609	13,271	$1	$30,649	$(124,427)	$(93,777)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	$—	4,466	$1	$426,191	$—	$426,192
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,074)	(182,609)	19,074	2	182,607	—	182,609
Stock-based compensation	—	—	—	—	20,662	—	20,662
Stock options exercised	—	—	634	—	4,015	—	4,015
Net loss	—	—	—	—	—	(28,970)	(28,970)
BALANCE—September 30, 2021	—	$—	37,445	$4	$664,124	$(153,397)	$510,731
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—Balance—January 1, 2020	18,247	$137,686	12,406	$1	$11,026	$(95,003)	$(83,976)
Issuance of Series G convertible preferred stock, net $24 of fees	241	9,976	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,517	—	4,517
Stock options exercised	—	—	192	—	1,130	—	1,130
Net loss	—	—	—	—	—	(5,369)	(5,369)
BALANCE—September 30, 2020	18,488	$147,662	12,598	$1	$16,673	$(100,372)	$(83,698)
Balance—January 1, 2021	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	4,466	1	426,191	—	426,192
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,074)	(182,609)	19,074	2	182,607	—	182,609
Stock-based compensation	—	—	—	—	26,120	—	26,120
Stock options exercised	—	—	1,134	—	7,322	—	7,322
Common stock repurchased and retired	—	—	(23)	—	(868)	—	(868)
Options repurchased	—	—	—	—	(7,335)	—	(7,335)
Net loss	—	—	—	—	—	(42,618)	(42,618)
BALANCE—September 30, 2021	—	$—	37,445	$4	$664,124	$(153,397)	$510,731
See accompanying notes to the unaudited condensed consolidated financial statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	(42,618)	(5,369)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,969	1,649
Stock-based compensation	26,120	4,517
Changes in assets and liabilities
Deferred revenue	25,668	19,689
Accounts receivable	(287)	(7,907)
Deferred cost of revenues	(6,141)	(4,830)
Prepaid expenses and other current assets	(2,559)	451
Accounts payable	6,512	837
Accrued expenses and other current liabilities	409	4,138
Noncurrent assets and liabilities	(335)	852
Net cash provided by operating activities	8,738	14,027
Cash flows from investing activities:
Capitalized software	(2,035)	(123)
Purchase of property and equipment	(3,063)	(2,557)
Net cash used for investing activities	(5,098)	(2,680)
Cash flows from financing activities:
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs	426,191	—
Net proceeds from issuance of convertible preferred stock	—	9,976
Proceeds from exercise of stock options	7,322	1,130
Repurchases of stock options	(7,335)	—
Repurchase of common stock	(868)	—
Net cash provided by financing activities	425,310	11,106
Net increase in cash and cash equivalents	428,950	22,453
Cash and cash equivalents - Beginning of period	120,490	59,843
Cash and cash equivalents - End of period	$549,440	$82,296

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	94	$11

Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in accrued expenses	$27	$—
Supplemental disclosure of noncash investing activities:
Capitalized software included in accrued expenses	$337	$—
Property and equipment included in accrued expenses	$2	$55
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
On July 30, 2021, Duolingo completed its Initial Public Offering (“IPO”) of 5,872 shares of its Class A common stock at a price to the public of $102.00 per share, 4,466 of which were sold by the Company and 1,406 of which were sold by certain selling stockholders, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 766 shares of the Company’s Class A common stock. The gross proceeds to the Company from the IPO were $455,532, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock in the offering by the selling stockholders. Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 19,074 shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182,609 was reclassified to stockholders’ equity (deficit). Additionally, on July 15, 2021, 6,930 shares held by our founders were exchanged from Class A common stock into Class B common stock.
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
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and nine months ended September 30, 2021 and 2020. Unless otherwise specified, all dollar amounts are referred to in thousands.
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
Deferred Offering Costs—Deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, are capitalized. Deferred offering costs of $4,865 were offset against IPO proceeds upon the consummation of the IPO, of which $1,123 are expected to be paid in the fourth quarter of 2021. This amount was included in the unaudited condensed consolidated balance sheets within Accrued expenses and other current liabilities at September 30, 2021.
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

	September 30, 2021	December 31, 2020
Cash	$39,694	$20,428
Money market funds	509,746	100,062
Total	$549,440	$120,490
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $12,013 and $31,764 for the three and nine months ended September 30, 2021 and $8,843 and $19,338 for the three and nine months ended

September 30, 2020, respectively, and are included within Sales and marketing in the unaudited condensed consolidated statement of operations and comprehensive loss.
Income Taxes—The Company’s provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top three, Apple, Google, and Stripe, accounted for 49.8%, 29.0%, and 14.4% of total accounts receivable as of September 30, 2021, respectively. The top three service providers, Apple, Google and Stripe, accounted for 47.8%, 28.9% and 13.8% of total accounts receivable as of December 31, 2020, respectively.
Three service providers, Apple, Google, and Stripe, processed 51.6%, 29.3% and 12.1% and 51.2%, 29.0%, and 11.0% of total revenue for the three and nine months ended September 30, 2021, respectively. Three service providers, Apple, Google, and Stripe, processed 50.7%, 25.6%, and 11.0% of total revenue for the three months ended September 30, 2020, respectively. Two services providers, Apple and Google, processed 51.5% and 26.8% for the nine months ended September 30, 2020.
Stock-Based Compensation—The Company accounts for equity-based compensation using the fair value method as set forth in the ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair values. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option pricing model. The Company estimates the fair value of each equity-based payment award on the date of grant using the Black-Scholes pricing model.
The Black-Scholes model determines the fair value of equity-based payment awards based on the fair value of the underlying common stock on the date of grant and requires the use of estimates and assumptions, including the fair value of the Company’s common stock, exercise price of the stock option, expected volatility, expected life, risk-free interest rate and dividend rate. The Company estimates the expected volatility of its stock options by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options; it is not practical for the Company to estimate its own volatility due to the lack of historical prices. The expected term of the options is determined in accordance with existing equity agreements as the underlying options are assumed to be exercised upon the passage of time. The risk-free interest rate is the estimated average interest rate based on US Treasury zero-coupon notes with terms consistent with the expected life of the awards. The expected dividend yield is zero as the Company does not anticipate paying any recurring cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur.
Restricted Stock Units (RSUs)
The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. Each RSU award granted prior to the IPO vests based upon the satisfaction, during the term of the RSUs, of two requirements: length of service and a liquidity event defined as a change in control or a qualified IPO. The service-based vesting condition for the majority of these awards is satisfied over four years. The liquidity-based vesting condition is satisfied upon the occurrence of a qualifying liquidity event. The Company measures and recognizes compensation expense for all stock-based awards based on the estimated fair value of the award. Prior to July 30, 2021, no stock-based compensation expense had been recognized for RSUs because the liquidity-based vesting condition had not been probable of being satisfied. Upon the IPO, the liquidity-based vesting condition was satisfied and $2,035 of stock-based compensation expense was recognized related to these awards during the three months ended September 30, 2021. Of that amount, $1,332, $210 and $493 was included within Research and development, Sales and marketing and General and administrative, respectively, in the unaudited condensed consolidated statement of operations and comprehensive loss.
Performance-based RSUs
In June 2021, the Company granted 1,800 (one million eight-hundred thousand) performance-based RSUs to the Company’s founders (“Founder Awards”). The Founder Awards are divided into ten equal tranches with each tranche becoming eligible to vest upon achievement of the specified stock-price hurdles. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The fair value of the Founder Awards is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The first tranche was met during the three months ended September 30, 2021. The Company recognized $8,267 of stock-based compensation expense related to these awards, which is included within General and administrative in the unaudited condensed consolidated statement of operations and comprehensive loss.
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
3.      REVENUE
The Company has three predominant sources of revenue; time-based subscriptions, in-app advertising placement by third parties, and the Duolingo English Test. Revenue is recognized upon transfer of control of promised products or services to users in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company does not enter into contracts with a customer that contain multiple promises that result in multiple performance obligations. Revenue is recorded net of taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our users.
Revenue from time-based subscriptions includes a stand-ready obligation to provide hosting services that are consumed by the customer over the subscription period. Users can purchase Duolingo monthly or they can purchase a six-month or year-long subscription and pay for the subscription at the time of purchase. Under the year-long subscription, users can also purchase a single plan or a family plan, which allows up to six users to be on one subscription. Therefore, such payments are initially recorded to deferred revenue. The user has the ability to download limited content offline. However, as there is a significant level of integration and interdependency with the online functionality, the Company considers the service to be a single performance obligation for the online and offline content.
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
Contract Balances—Deferred revenue mostly consists of payments we receive in advance of revenue recognition, and is mostly related to time-based subscriptions, which will be recognized into revenue over the course of the upcoming year (recognized over 12 months or less). Additionally, the Duolingo English Test has deferred revenue related to tests that have been purchased, but will not be recognized until the tests have been proctored.
Disaggregation of Revenue
In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into source of revenue, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding source of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Over time	$46,030	$32,317	$129,587	$82,762
Point in time	17,565	12,988	48,171	30,666
Total revenue	$63,595	$45,305	$177,758	$113,428
Information regarding revenue by stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Subscription	$46,030	$32,317	$129,587	$82,762
Advertising	9,029	6,720	27,360	18,536
Duolingo English Test	6,695	5,607	16,563	10,958
Other (1)	1,841	661	4,248	1,172
Total revenues	$63,595	$45,305	$177,758	$113,428
________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Nine Months Ended September 30,
	2021	2020
Beginning balance—January 1	$54,792	$26,307
Amount from beginning balance recognized into revenue	(51,254)	(24,848)
Recognition of deferred revenue	(83,088)	(59,495)
Deferral of revenue	160,010	104,032
Ending balance—September 30	$80,460	$45,996

4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Leasehold improvements	$9,862	$7,536
Furniture, fixtures and equipment	2,699	1,959
Total property and equipment	12,561	9,495
Less: accumulated depreciation	(4,551)	(3,067)
Total property and equipment, net	$8,010	$6,428
Depreciation expense was $545 and $1,485 for the three and nine months ended September 30, 2021 and $453 and $1,173 for the three and nine months ended September 30, 2020, respectively, and is predominately included within General and administrative, with nominal amounts in Cost of revenues, Research and development and Sales and marketing in the Company’s consolidated statement of operations and comprehensive loss.
5.    CAPITALIZED SOFTWARE, net
Capitalized software consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Capitalized software	$10,553	$8,181
Less: accumulated amortization	(6,369)	(5,885)
Capitalized software, net	$4,184	$2,296
Amortization expense of $188 and $484 for the three and nine months ended September 30, 2021, and $174 and $476 for the three and nine months ended September 30, 2020 is recorded in the Company’s consolidated statement of operations and comprehensive loss, respectively.
Amortization expense is included within the following financial statement line items within the Company’s consolidated statement of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$—	$26	$—	$77
Sales and marketing	188	148	484	399
Total	$188	$174	$484	$476
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and nine months ended September 30, 2021 and 2020.
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
The actual year-to-date income tax expense is the product of the most current PAETR and the actual year-to-date pretax income (loss) adjusted for any discrete tax items. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. The income tax expense for a particular quarter, except for the first quarter, is the difference between the year-to-date calculation of income tax expense and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. The inclusion of discrete items in a particular quarter can cause the actual effective rate for that quarter to vary significantly from the PAETR.
Therefore, the actual effective income tax rate for a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings compared to projected annual earnings, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the PAETR calculation and discrete items.
Annual Effective Tax Rate
The PAETR was (0.2)% and (0.7)% as of the three months ended September 30, 2021 and 2020, respectively. The PAETR for the nine months ended September 30, 2021 and 2020, was (0.2)% and (0.8)%, respectively. The tax expense for the current year quarter includes the impact of a discrete tax expense related to state income tax expense obligations for the 2017-2019 tax years. The PAETR was lower than the US federal statutory rate of 21.0% primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on US federal and state net deferred tax assets for the period ending September 30, 2021 as a result of pre-tax losses incurred since the Company’s inception in early 2012. The Company is projecting pre-tax loss in 2021.
Current and Prior Period Tax Expense
For the three and nine months ended September 30, 2021, the Company recognized income tax expense of $51 and $69 on pretax loss of $28,919 and $42,549, respectively.
For the three and nine months ended September 30, 2020, the Company recognized income tax expense of $23 and $45 on pretax loss of $3,153 and $5,324, respectively.
7.    CONVERTIBLE PREFERRED STOCK
Immediately prior to the completion of the IPO on July 30, 2021, all convertible preferred stock outstanding, totaling approximately 19,074 shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182,609 was reclassified to stockholders’ equity (deficit).
The following table summarizes the convertible preferred stock outstanding immediately prior to the conversion into common stock and as of December 31, 2020:

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

8.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units in respect of shares of the Company’s common stock to employees, directors and consultants to purchase shares of the Company’s common stock under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (ESPP), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. The 2021 Plan permits the granting of incentive stock options and nonqualified stock options. The Company’s stock options vest based on terms in the stock option agreements and generally vest over four years and have a term of ten years subject to the continuous service to the Company by the optionee. Incentive stock options may be granted at an exercise price of not less than 100% of the estimated fair value of the underlying Class A common stock at the date of the grant.
Stock option activity as of September 30, 2021 is set forth below:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2021	8,365	$10.68	7.47	$230,596
Granted	72	52.80
Exercised	(1,134)	6.45
Repurchased	(220)	4.81
Forfeited and expired	(59)	13.43
Options outstanding at September 30, 2021	7,024	$11.94	7.01	$1,084,464
Options exercisable at September 30, 2021	4,830	$9.79	6.42	$756,259
The total intrinsic value of options exercised was approximately $102,628 for the period ending September 30, 2021.
RSU activity for the nine months ended September 30, 2021 is set forth below:

	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2021	34	$38.08
Granted	671	66.43
Vested	—	—
Forfeited	(5)	106.59
Outstanding at September 30, 2021	700	$64.77
Prior to July 30, 2021, no stock-based compensation expense had been recognized for RSUs because the liquidity-based vesting condition had not been probable of being satisfied. Upon the IPO, the liquidity-based vesting condition was met and $2,035 of stock-based compensation expense was recognized related to these awards.
As of September 30, 2021, there was approximately $15,857 of unrecognized compensation cost related to stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of approximately two years. The amount of unrecognized compensation expense for RSUs as of September 30, 2021 was $40,392 with a weighted average remaining contractual life of four years, for a total unrecognized compensation expense of $56,249.
There were 7,842 shares available for grant at September 30, 2021.
Performance-based RSUs
In June 2021, the Company granted an aggregate of 1,800 performance-based RSUs (the “Founder Awards”) to the Company’s founders. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled 1 year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The performance-based condition will be satisfied with respect to each of 10 equal tranches only if the trailing 60-calendar day volume-weighted average closing trading price of the Company’s Class A common stock reaches certain stock-price hurdles for each such tranche, as set forth below, over a period of 10 years from the date of grant.

If stock-price hurdles fail to be reached prior to the tenth anniversary of the date of grant, no portion of the Founder Awards will vest. Further, any RSUs associated with stock-prices hurdle not achieved by the tenth anniversary of the date of grant will terminate and be cancelled for no additional consideration to the founders. The stock-price hurdles and number of RSUs eligible to vest will be adjusted to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or similar events under the 2021 Plan. The Founder Awards will be settled in shares of the Company’s Class B common stock.

Tranche	Company Stock Price Hurdle	Number of RSUs Eligible to Vest
1	$127.50	90
2	$153.00	90
3	$178.50	90
4	$204.00	180
5	$255.00	180
6	$306.00	180
7	$357.00	180
8	$408.00	180
9	$612.00	270
10	$816.00	360
The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share, and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The first tranche was met during the three months ended September 30, 2021. The Company recognized $8,267 of stock-based compensation expense related to these awards, which is included within General and administrative in the unaudited condensed consolidated statement of operations and comprehensive loss.
In February 2021, the Company initiated a tender offer which allowed employees to sell up to 10% of their vested options or shares back to the Company at selling price of $59.77, which was above fair market value of $38.08. The Company paid $13,479 and incurred $5,275 of additional compensation expense related to this tender representing the difference between the aggregate selling price and fair market value of the options and shares sold, and a $7,335 increase to Additional paid-in capital. As a result of this tender, 220 options were put back into the option pool and 23 shares were retired with an $868 increase to Additional paid-in capital.
Upon the IPO, vesting of stock option grants to executive officers were accelerated, which resulted in an additional $5,574 of compensation expense during the three months ended September 30, 2021. This is included within General and administrative in the unaudited condensed consolidated statement of operations and comprehensive loss.
Total stock-based compensation expense was $20,662 and $26,120 for the three and nine months ended September 30, 2021, respectively and $1,682 and $4,517 or the three and nine months ended September 30, 2020, respectively.
Stock based compensation expense is included in the consolidated statements of operations as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$6	$3	$8	$4
Research and development	3,533	526	5,749	1,505
Sales and marketing	408	116	548	296
General and administrative	16,715	1,037	19,815	2,712
Total	$20,662	$1,682	$26,120	$4,517
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
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and nine months ended September 30, 2021 and 2020.
10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Sales and VAT tax accrual	$2,289	$2,301
Obligations under current leases	1,542	1,111
Employee related benefits	1,143	889
Marketing related accruals	1,086	1,513
Other	3,392	2,820
Total	$9,452	$8,634
11.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The prior year Plan provided for Company safe harbor matching contributions of 100% of the first 3% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $877 and $2,360 for the three and nine months ended September 30, 2021, respectively and $495 and $1,308 for the three and nine months ended September 30, 2020, respectively. The Company did not make any discretionary matching or profit sharing contributions during the nine months ended September 30, 2021 or 2020.
12.    EARNINGS PER SHARE
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the automatic conversion of all of its convertible preferred stock outstanding into Class B common stock upon the IPO, the Company considered all series of its convertible preferred stock to be participating securities.
Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to Class A and Class B common shareholders	$(28,970)	$(3,176)	$(42,618)	$(5,369)
Denominator:
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	29,531	12,530	18,600	12,471
Basic loss per common share	$(0.98)	$(0.25)	$(2.29)	$(0.43)
Diluted loss per common share	$(0.98)	$(0.25)	$(2.29)	$(0.43)
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net loss per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
Since the Company was in a net loss position for the three and nine months ended September 30, 2021 and 2020, there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	—	18,488	—	18,488
Founder awards where performance has been met	90	—	90	—
Stock options	4,830	4,036	4,830	4,036
Total	4,920	22,524	4,920	22,524
Founder awards where performance has not been met of 1,710 are excluded from the above table because the stock-price hurdles had not been met as of September 30, 2021.

13.    SUBSEQUENT EVENTS
None.

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
Key Operating Metrics and Non-GAAP Financial Measures
We regularly review a number of key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections and make business decisions. The measures set forth below should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Monthly active users (MAUs) and daily active users (DAUs), along with paid subscribers, are operating metrics that help inform management about the underlying growth in users of our platform, and are a measure of our monetization efforts with respect to Duolingo Plus. Other companies, including companies in our industry, may calculate these measures differently or not at all, which reduces their usefulness as comparative measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except dollar amounts in thousands)	2021	2020	2021	2020
Operating Metrics
Monthly active users (MAUs)	41.7	37.0	39.8	36.6
Daily active users (DAUs)	9.8	8.4	9.5	8.1
Paid subscribers (at period end)	2.2	1.5	2.2	1.5
Subscription bookings	$55,362	$33,778	$154,768	$101,095
Total bookings	$73,058	$46,667	$203,426	$133,117

Non-GAAP Financial Measures
Net loss (GAAP)	$(28,970)	$(3,176)	$(42,618)	$(5,369)
Adjusted EBITDA	$(5,968)	$(724)	$(1,395)	$739

Net cash provided by operating activities (GAAP)	$4,511	$847	$8,738	$14,027
Free cash flow	$5,184	$610	$11,113	$11,474
Operating Metrics
Monthly Active Users (MAUs). MAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. MAUs are a measure of the size of our global active user community on Duolingo.
For the three months ended September 30, 2021 and 2020, we had approximately 41.7 million and 37.0 million MAUs, respectively, representing an increase of 13%. For the nine months ended September 30, 2021 and 2020, we had approximately 39.8 million and 36.6 million MAUs, respectively, representing an increase of 9%. We grow MAUs by attracting new users, retaining existing users, and by reengaging the millions of former users who return to our language learning app because of our product initiatives and brand marketing.
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
For the three months ended September 30, 2021 and 2020, we had approximately 9.8 million and 8.4 million DAUs, respectively, representing an increase of 16%. For the nine months ended September 30, 2021 and 2020, we had approximately 9.5 million and 8.1 million DAUs, respectively, representing an increase of 17%. For the three months ended September 30, 2021, the DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 23.5% from 22.8% a year ago. We grow DAUs by making the product more fun and engaging, as well as through our marketing efforts.
Paid Subscribers. Paid subscribers are defined as users who pay for access to Duolingo Plus and had an active subscription as of the end of the measurement period. Each unique user account is treated as a single paid subscriber regardless of whether such user purchases multiple subscriptions, and the count of paid subscribers does not include users who are currently on a free trial.
As of September 30, 2021 and 2020, we had approximately 2.2 million and 1.5 million Paid subscribers, respectively, representing an increase of 49%. We grow paid subscribers by growing our free user base, converting a greater number of users to paid subscribers, and retaining subscribers.
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
For the three months ended September 30, 2021 and 2020, we generated $55.4 million and $33.8 million of subscription bookings, respectively, representing an increase of 64%. This increase was driven by the increase in average subscribers over the period and by a mix shift toward more annual subscriptions. For the nine months ended September 30, 2021 and 2020, we generated $154.8 million and $101.1 million of subscription bookings, respectively, representing an increase of 53%. We generate subscription bookings by selling first time and renewal subscriptions as well as subscriptions to subscribers who previously had a subscription and return. As we grow our user base, convert a greater proportion of users to first time subscribers, increase renewal rates, and increase the proportion of re-subscribers, we increase subscription bookings.
For the three months ended September 30, 2021 and 2020, we generated $73.1 million and $46.7 million total bookings, respectively, representing an increase of 57%. The growth in total bookings was driven by the growth in subscription bookings noted above and growth in Advertising, Duolingo English Test, and other bookings. For the nine months ended September 30, 2021 and 2020, we generated $203.4 million and $133.1 million total bookings, respectively, representing an increase of 53%.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our unaudited condensed consolidated financial statements , which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA and free cash flow provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financials measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA: Adjusted EBITDA is defined as net loss excluding interest (income) expense, net, income tax provision, depreciation and amortization, Initial Public Offering (“IPO”) and public company readiness costs, stock-based compensation expense, tender offer-related costs and other expenses. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss	$(28,970)	$(3,176)	$(42,618)	$(5,369)
Interest (income) expense, net	(4)	(7)	(7)	(230)
Provision for income taxes	51	23	69	45
Depreciation and amortization	733	627	1,969	1,649
IPO and public company readiness costs(1)	1,560	127	3,253	127
Stock-based compensation expense	20,662	1,682	26,120	4,517
Tender offer-related costs(2)	—	—	5,599	—
Other expenses(3)	—	—	4,220	—
Adjusted EBITDA	$(5,968)	$(724)	$(1,395)	$739
________________
(1)IPO and public company readiness costs include costs associated with IPO readiness and establishment of our public company structure and processes, including consultant costs. These costs are included within our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Research and development	$46	$—	$46	$—
Sales and marketing	139	—	459	—
General and administrative	1,375	127	2,748	127
Total	$1,560	$127	$3,253	$127
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
(3)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Consolidated Statement of Operations and comprehensive loss. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA increases as we grow revenue, improve gross margin, and reduce operating expenses as a percentage of revenue, or through a combination of those drivers. For the three months ended September 30, 2021 and 2020, we generated losses of $6.0 million and $0.7 million of Adjusted EBITDA, respectively. For the nine months ended September 30, 2021 and 2020, we generated a loss of $1.4 million and income of $0.7 million of Adjusted EBITDA, respectively. The decrease in Adjusted EBITDA occurred because of growth in operating expenses, adjusted for costs incurred related to IPO and public company readiness and other costs which did not occur in the prior year, grew at a higher rate than revenue growth and gross profit.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment, capitalized software development costs, and increased by IPO and public company readiness costs and other costs, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$4,511	$847	$8,738	$14,027
Less: Capitalized software development costs	(379)	—	(2,035)	(123)
Less: Purchases of property and equipment	(1,085)	(364)	(3,063)	(2,557)
Plus: IPO and public company readiness costs(1)	1,560	127	3,253	127
Plus: Other(2)	577	—	4,220	—
Free cash flow	$5,184	$610	$11,113	$11,474
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

For the three months ended September 30, 2021 and 2020, we generated $5.2 and $0.6 of free cash flow, respectively. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities which was partially offset by higher capital expenditures and capitalized software development costs. For the nine months ended September 30, 2021 and 2020, we generated $11.1 and $11.5 of free cash flow, respectively.
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
Results of Operations
Revenue
We generate revenue primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual, which allows for a single or family plan. We began to roll out a family plan during the nine months ended September 30, 2021. We have historically had a six-month subscription plan but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and our English assessment test, the Duolingo English Test.
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels and also hosting fees. To a much lesser extent, cost of revenues includes wages and stock-based compensation for certain employees in the capacity of customer support, amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
We intend to continue to invest additional resources in our infrastructure and our customer support and success organization to expand the capabilities of our platform and ensure that our users are realizing the full benefit of our products. The level, timing, and relative investment in these areas could affect our cost of revenues in the future.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenues. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit may fluctuate from period to period as our revenue fluctuates, and also as a result of the timing and amount of investments we make in items related to cost of revenues.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, and stock-based compensation expense. Operating expenses also include overhead costs for facilities, including depreciation expense.
Research and Development. We invest heavily in research and development in order to drive user engagement and customer satisfaction on our platform, which we believe helps to drive organic growth of new users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications.

Such expenses include compensation of engineers, designers, product managers, including stock-based compensation, materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. Many of our new products and improvements to our platform require large investments and involve substantial time and risks to develop and launch. Some of these products may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect to continue to spend a significant portion of our revenue on research and development in the future.
Sales and Marketing. Sales and marketing expenses are expensed as incurred and consists primarily of brand advertising, marketing, digital and social media spend, field marketing, travel, trade show sponsorships and events, conferences and other employee related compensation, including stock-based compensation for personnel engaged in sales and marketing functions, and amortization of non-revenue generating capitalized software used to promote Duolingo. We expect our sales and marketing expenses will decline as a percentage of revenue as our revenue grows faster than these expenses over the long-term.
General and Administrative. General and administrative expenses primarily consist of employee related compensation, including stock-based compensation, for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expenses also include certain professional services fees, general corporate and director and officer insurance, our facilities costs, and other general overhead costs that support our operations. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and the Listing Rules of the Nasdaq Global Select Market, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue as our revenue grows faster than these expenses over the long-term.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency exchange gains and losses in addition to interest expense, partially offset by income earned on our money market funds included in cash and cash equivalents and on our marketable securities.

The following table sets forth our consolidated statements of operations data, including year-over-year change, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenues	$63,595	$45,305	40%	$177,758	$113,428	57%
Cost of revenues (1) (2)	18,078	13,101	38	49,234	33,124	49
Gross profit	45,517	32,204	41	128,524	80,304	60
Operating expenses:
Research and development (1)	29,345	15,894	85	73,814	37,581	96
Sales and marketing (1) (2)	15,267	11,142	37	44,659	25,278	77
General and administrative (1)	29,605	8,235	260	52,643	22,885	130
Total operating expenses	74,217	35,271	110	171,116	85,744	100
Operating loss	(28,700)	(3,067)	836	(42,592)	(5,440)	683
Other (expense) income, net	(219)	(86)	155	43	116	(63)
Loss before provision for income taxes	(28,919)	(3,153)	817	(42,549)	(5,324)	699
Provision for income taxes	51	23	122	69	45	53
Net loss and comprehensive loss	$(28,970)	$(3,176)	812%	$(42,618)	$(5,369)	694%
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues	$6	$3	$8	$4
Research and development	3,533	526	5,749	1,505
Sales and marketing	408	116	548	296
General and administrative	16,715	1,037	19,815	2,712
Total	$20,662	$1,682	$26,120	$4,517

(2)Includes amortization of capitalized software as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues(a)	$—	$26	$—	$77
Sales and marketing(a)	188	148	484	399
Total	$188	$174	$484	$476
________________
(a)Amortization of capitalized software is recorded to cost of revenues and selling and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	100%	100%	100%	100%
Cost of revenues	28	29	28	29
Gross profit	72	71	72	71
Operating expenses:
Research and development	46	35	42	33
Sales and marketing	24	25	25	22
General and administrative(1)	47	18	30	20
Total operating expenses	117	78	97	76
Operating loss	(45)	(7)	(24)	(5)
Other (expense) income, net	—	—	—	—
Loss before provision for income taxes	(45)	—	(24)	(5)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	(46)%	(7)%	(24)%	(5)%
________________
(1)Includes a charge incurred during the three months ended September 30, 2021 of $14.3 million related to certain stock based compensation expenses, described below, which increased the percentage of revenue from 24% to 47% for the three months ended September 30, 2021 and from 22% to 30% for the nine months ended September 30, 2021.

Revenues. Revenues increased $18.3 million, or 40%, to $63.6 million during the three months ended September 30, 2021, from revenue of $45.3 million during the three months ended September 30, 2020. The main driver was an increase in subscription revenue of $13.7 million, primarily due to an increase in the average number of paid subscribers during the three months ended September 30, 2021 as compared to same period in the prior year. We also saw an increase in advertising revenues, due to an increase in DAUs, which resulted in increased advertisements served, and a year-over-year increase in average revenue per DAU for our ads. Duolingo English Test revenue continues to grow due to the growth initiatives we implemented during 2020 in addition to the durability of the growth that began during the COVID-19 pandemic. Finally, other revenue increased $1.2 million, or 262%, to $1.8 million during the three months ended September 30, 2021, from revenue of $0.7 million during the three months ended September 30, 2020, due to growth in in-app purchases.
Revenues increased $64.3 million, or 57%, to $177.8 million during the nine months ended September 30, 2021, from revenue of $113.4 million during the nine months ended September 30, 2020. The main driver was an increase in subscription revenue of $46.8 million, primarily due to an increase in the average number of paid subscribers during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. In addition, advertising revenues increased $8.8 million. The increase was driven by the increase in DAUs during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, which resulted in increased advertisements served. Average revenue per DAU for our ads also increased period over period. Duolingo English Test revenue also increased by $5.6 million and other revenue increased $3.1 million, due to the same reasons mentioned above.

The below table provides the changes in revenue by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Subscription	$46,030	$32,317	$13,713	42%	$129,587	$82,762	$46,825	57%
Advertising	9,029	6,720	2,309	34%	27,360	18,536	8,824	48%
Duolingo English Test	6,695	5,607	1,088	19%	16,563	10,958	5,605	51%
Other	1,841	661	1,180	179%	4,248	1,172	3,076	262%
Total revenues	$63,595	$45,305	$18,290	40%	$177,758	$113,428	$64,330	57%
Cost of Revenues and Gross Margin - Total gross margin increased during the three and nine months ended September 30, 2021, as compared to the same periods in the previous year. This increase is mainly due to increased average revenue per DAU for ads served to free users which positively impacted advertising margins, and reduced payment processing fees for subscription revenue due to improved retention and mix.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in thousands)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$18,078	71.6%	$13,101	71.1%	$49,234	72.3%	$33,124	70.8%
Operating Expenses
Research and Development. Research and development increased $13.5 million, or 85%, to $29.3 million during the three months ended September 30, 2021 from $15.9 million during the three months ended September 30, 2020. The majority of this is due to increase in employee costs of $10.6 million, $1.3 million of which relates to RSU compensation expense recorded upon the IPO, and contractor costs of $0.7 million. Research and development also increased $36.2 million, or 96%, to $73.8 million during the nine months ended September 30, 2021 from $37.6 million during the nine months ended September 30, 2020. The increase is mainly attributable to an increase in employee costs of $30.0 million, of which $3.3 million was related to the tender offer and $1.3 million of it related to RSU expense recorded upon the IPO, and contractor costs of $2.8 million.
Research and development continues to be our highest operating expense as we invest heavily in it in order to drive user engagement with and customer satisfaction in our platform, which we believe helps to drive organic growth in MAUs and DAUs; this in turn drives additional growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing increased $4.1 million, or 37%, to $15.3 million during the three months ended September 30, 2021 from $11.1 million during the three months ended September 30, 2020. While we incurred $0.6 million of additional expenses related to employee costs, of which $0.2 million related to RSU compensation expense recorded upon the IPO, the majority of the increase is due to increased spending on media and brand to support both our revenue growth during the back-to-school timeframe as well as IPO readiness.
Sales and marketing increased $19.4 million, or 77%, to $44.7 million during the nine months ended September 30, 2021 from $25.3 million during the nine months ended September 30, 2020. While we incurred $4.2 million of costs related to one-time cash awards we granted to Duolingo contributors under our non-employee volunteer program, which we refer to as contributor awards, and $1.5 million of additional expenses related to employee costs, of which $0.2 million was related to the tender offer and $0.2 million of it related to RSU expense recorded upon the IPO, the majority of the increase is from spending on performance media and influencer advertising as we expand our presence in new global markets such as Japan, India and Southeast Asia. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this this Quarterly Report on Form 10-Q for further discussion of the contributor awards.
General and Administrative. General and administrative increased $21.4 million, or 260%, to $29.6 million during the three months ended September 30, 2021 from $8.2 million during the three months ended September 30, 2020. The main drivers of this increase were related to the following:
•Increased employee-related costs of $17.4 million, including $14.3 million of stock compensation costs which were recognized upon the IPO for the following:
•$8.3 million of costs related to the performance-based RSUs issued to our founders,
•$5.6 million of costs related to the acceleration of founder stock options, and
•$0.5 million of costs related to RSUs granted in prior periods, where the performance based vesting condition was satisfied upon the IPO
•Increased insurance costs associated with being a public company of $0.8 million,
•Increased costs incurred to expand to our facilities footprint of $0.6 million,
•Professional fees of $1.3 million, mainly related to IPO and public readiness costs, and
•Other increases of $1.3 million, due to increased headcount, contractor expense, travel, and sales and VAT taxes.
General and administrative increased $29.8 million, or 130%, to $52.6 million during the nine months ended September 30, 2021 from $22.9 million during the nine months ended September 30, 2020. The main drivers of this increase were related to the following:
•Increased employee-related costs of $22.2 million, of which $1.8 million was related to the tender offer and $14.3 million was related to stock compensation costs recognized upon the IPO as described above,
•Professional fees of $4.4 million, of which $2.6 million was related to IPO and public readiness costs and $0.3 million was related to the tender offer,
•Increased costs incurred to expand to our facilities footprint of $1.0 million, of which $0.2 million is related to increased depreciation,
•Increased insurance costs associated with being a public company of $0.8 million, and
•Other increases of $1.4 million, due to increased headcount, contractor expense, travel, and sales and VAT taxes.

Other (Expense) Income, Net
Other (expense) income, net increased $0.1 million during the three months ended September 30, 2021 mainly due to the sale of an R&D tax credit during the current year. Other (expense) income, net decreased $0.1 million, during the nine months ended September 30, 2021 due to change in foreign currency rates, partially offset by the sale of an R&D tax credit.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity and debt securities. We have raised a total of $183.3 million in capital financing, less issuance costs of $0.7 million. Additionally, we received aggregate net proceeds of $431.1 million from the IPO on July 30, 2021, after deducting underwriting discounts and fees of $24.5 million. The Company paid an additional $4.9 million related to offering costs.
As of September 30, 2021, we had $549.4 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of commercial debt, certificates of deposit, US government treasury and agency securities, and commercial paper.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $80.5 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$8,738	$14,027
Net cash used for investing activities	$(5,098)	$(2,680)
Net cash provided by financing activities	$425,310	$11,106
Net increase in cash and cash equivalents	$428,950	$22,453
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses. We have generated positive cash flows and have supplemented working capital requirements through net proceeds from the sale of equity.

Cash provided by operating activities for the nine months ended September 30, 2021 decreased $5.3 million, or 38%, to $8.7 million. This decrease was due mainly to an increase in net loss for the periods presented, partially offset by increases from changes in working capital.
Investing Activities
Cash used in investing activities increased $2.4 million, or 90%, to $5.1 million for the nine months ended September 30, 2021, from investing activities for the nine months ended September 30, 2020 of $2.7 million. The increase is due to increased costs from capitalization of software development and capital expenditures to purchase property and equipment to support office space and site operations.
Financing Activities
Cash used for financing activities for the nine months ended September 30, 2021 was $425.3 million, and was driven by the net proceeds from the IPO of $431.1 million, less costs of $4.9 million, and exercise of stock options of $7.3 million, partially offset by payments made as a result of the tender offer of $8.2 million. Cash provided by financing activities for the nine months ended September 30, 2020 was $11.1 million and primarily relates to the issuance of convertible preferred stock, net of issuance costs, of $10.0 million, in addition to proceeds from exercises of stock options of $1.1 million.
Contractual Obligations
As of September 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Final Prospectus.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus, with the exception of the following:
Performance-based RSUs
In June 2021, we granted an aggregate of 1.8 million performance-based RSUs (“Founder Awards”) to our founders. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The performance-based condition will be satisfied with respect to each of ten equal tranches only upon the achievement of the specified stock-price hurdles for each such tranche over a period of ten years from the date of grant. The fair value of the Founder Awards is determined using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2021, we had $510 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
Management’s Remediation Efforts
During 2020, we established a remediation plan to address our material weakness and we have been actively engaged in the implementation of remediation efforts to address the material weakness. As part of our commitment we have hired a complement of personnel, have established a risk assessment process, established reviews over journal entries and third party reported information, and continue to evaluate the additional internal controls we have designed in 2020 and 2021.
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
Changes in Internal Control Over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to September 30, 2021, our headcount grew from approximately 140 employees to over 400 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three months ended September 30, 2021 and 2020, our sales and marketing expenses were $15.3 million and $11.1 million, respectively. For the nine months ended September 30, 2021 and 2020, our sales and marketing expenses were $44.7 million and $25.3 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
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
In addition to the factors listed above, we have invested to expand our operations in China, which is an intensely competitive market, both on the consumer side and from a talent perspective. We expect to continue to incur significant expenses to operate our business in China, and we may not achieve profitability in that market. As we expand our operations in China, the above factors, sentiment of the workforce in China, and China’s policy towards foreign direct investment and for profit educational technology companies may particularly impact our operations in China. Further, as we expand our operations in China, we expect to continue to make modifications to the way our website, mobile apps, offerings, and features function in China as compared to other countries. In addition, we need to ensure that our business practices in China are compliant with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions. For instance, recently our language learning application became unavailable for download on most app stores in China. While we believe this is temporary and we are in discussions with authorities that we believe will result in us being restored to such app stores, it serves as an example of how the Chinese regulatory regime could adversely impact our efforts in China. Our office of approximately 24 employees in Beijing makes it easier for the Chinese authorities to bring enforcement actions against us.
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
As discussed above, we process personal information, personal data and other regulated information both from our employees and our users. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, transfer, disclosure, protection and otherwise processing of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted and we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. In recent years, there has been an increase in attention to and regulations of data protection and data privacy across the globe, including in the United States, the EEA and the United Kingdom. We are subject to various data protection laws, including: the General Data Protection Regulation 2016/679 (GDPR) in the EEA, the United Kingdom data protection regime consisting primarily of (i) the UK General Data Protection Regulation and (ii) the UK Data Protection Act 2018 (collectively (i) and (ii), the UK GDPR), the Personal Information Protection Law (PIPL) in China, the California Consumer Privacy Act (CCPA) in the United States, and the Brazilian General Data Protection Law, which imposes requirements similar to the GDPR on products and services offered to users in Brazil. We may be subject to additional privacy regulations in the future, including the Virginia Consumer Data Protection Act (VCDPA). Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including China, India and Japan. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These laws impose restrictions on our ability to gather personal data, provide individuals with the ability to opt out of personal data collection and control how their personal data is processed, impose obligations on our ability to share personal data with others, limit the geographic locations in which we can store personal data, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
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
As we face increasing competition and develop new products, we expect the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future.

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate  92.7% of the voting power of our capital stock as of September 30, 2021. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 92.7% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Further, as of September 30, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 5,988,119 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 700,357 shares of Class A common stock and 108 of Class B common stock issuable upon vesting and settlement of outstanding RSUs. We have filed a registration statement on Form S-8 under the Securities Act to register the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, the market stand-off provisions and lock-up agreements described in the section of the Final Prospectus entitled “Underwriting,” and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Use of Proceeds
There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	7/30/2021	3.2
10.1(a)#	2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(a)
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(b)
10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(c)
10.2#	Employee Stock Purchase Plan	S-1/A	333-257483	7/19/2021	10.4
10.3#	Non-Employee Director Compensation Program	S-1/A	333-257483	7/19/2021	10.11
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257483	7/19/2021	10.12
10.5	Form of Exchange Agreement by and among the Registrant and the stockholders listed therein	S-1/A	333-257483	7/19/2021	10.13
10.6#	Form of Change in Control and Severance Agreement	S-1/A	333-257483	7/19/2021	10.14
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
# Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUOLINGO, INC.

Date: November 12, 2021	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial and Accounting Officer)