Form 10-K
period 2021-12-31
Duolingo, Inc.
filed 2022-03-04
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not publicly traded. The registrant's Class A common stock, $0.0001 par value per share, began trading on the Nasdaq on July 28, 2021. As of March 3, 2022, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $1.6 billion (based upon the closing sale price of the Class A common stock on that date on the Nasdaq).

As of March 3, 2022, 22,592,387 shares of the registrant's Class A common stock were outstanding, and 16,032,907 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our business model and strategic plans and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
Without limiting the generality of the foregoing, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:
•our ability to retain and grow our users and sustain their engagement with our products;
•competition in the online language learning industry;
•our limited operating history;
•our ability to achieve profitability;
•our ability to manage our growth and operate at such scale;
•the success of our investments;
•our reliance on third-party platforms to store and distribute our products and collect revenue;
•our reliance on third-party hosting and cloud computing providers;
•our ability to compete for advertisements;
•acceptance by educational organizations of technology-based education; and
•those identified in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-

K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. You should not place undue reliance on our forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Duolingo,” the “Company”, “we,” “our,” “us,” or similar terms refer to Duolingo, Inc. and its subsidiaries.

Special Note Regarding Key Operating Metrics
We manage our business by tracking several operating metrics, including monthly active users (MAUs), daily active users (DAUs), paid subscribers, and bookings. We believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics and Non-GAAP Financial Measures.”
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
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in Part I, Item 1A. “Risk Factors.” This summary should be read in conjunction with Part I, Item 1A. “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.
•If we fail to keep existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed.
•The online language learning industry is highly competitive, with low switching costs and a consistent stream of new products and entrants and innovation by our competitors may disrupt our business.
•Changes we make to our existing brand and products, or the introduction of a new brand or products, could fail to attract or keep users or generate revenue and profits.
•Our costs are continuing to grow, and some of our investments have the effect of reducing our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.
•Our quarterly and annual operating results and other operating metrics may fluctuate from period to period, which makes these metrics difficult to predict.
•Our operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business.
•We rely on third-party platforms such as the Apple App Store and the Google Play Store to distribute our products and collect payments. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.
•We rely on third-party hosting and cloud computing providers, like Amazon Web Services (“AWS”) and Google Cloud, to operate certain aspects of our business. A significant portion of our product traffic is hosted by a limited number of vendors, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.
•Our business is subject to complex and evolving US and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
•Our success depends, in part, on our ability to access, collect, and use personal data about our users and payers, and to comply with applicable data privacy laws.
•The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties,

increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
•From time to time, we may be party to intellectual property-related litigation and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.
•We may fail to adequately obtain, protect and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 92.4% of the voting power of our capital stock as of December 31, 2021. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I
Item 1. Business
Our Mission
Our mission is to develop the best education in the world and make it universally available.
Although education can open the door to economic opportunity, it is also among the principal sources of inequality: the privileged can get the best education in the world, while those with fewer resources, especially in developing countries, may not be able to get even basic schooling. That is why we started Duolingo. We believe that everyone, regardless of how wealthy they are, should have access to high quality education. And for the first time in history, the technology necessary to enable this is in the hands of billions of people, in the form of a smartphone. At Duolingo, we build products native to the smartphone—bite-sized, on-demand and engaging—to make learning accessible and effective, opening doors for everyone alike.
Who We Are
Duolingo is a technology company founded by two engineers, Luis von Ahn and Severin Hacker. Luis and Severin met at Carnegie Mellon University, where Luis was a professor in the Computer Science Department and Severin was his Ph.D. student. Luis, a MacArthur Fellow, grew up in Guatemala and witnessed firsthand the tremendous impact that access to high quality education can have on people’s lives. Luis and Severin bonded over the dream of building an intelligent learning system informed by massive amounts of user engagement data that could deliver superior learning outcomes.
Our team, which as of December 31, 2021, consisted of over 500 passionate employees, including more than 210 engineers, aims to build the most sophisticated education platform in the world. We believe that by using modern technology, the very best engineering talent, and a mission-driven approach, we can create better learning experiences and meaningful improvements in efficacy. Our products are powered by sophisticated data analytics and artificial intelligence that make it easier for learners to stay motivated, master new material, and achieve their learning goals.
Our Business
With over 500 million downloads, our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores. For many, Duolingo has become synonymous with language learning: for example, on Google, people search the term “Duolingo” approximately seven times more often than “learn Spanish.” We are particularly proud that our learners come from the entire socioeconomic spectrum, ranging from billionaires and celebrities to recently resettled refugees, a rare instance in which more money does not imply better access to a high quality educational platform.
We started with a focus on teaching languages because of the profound impact learning a new language can have on people’s lives, as well as the large market opportunity. According to HolonIQ, approximately 2 billion people across the world are learning a new language, and consumer spend on both online and offline language learning represents a $61 billion market. Driving much of the demand for language learning is the reality that English can unlock tremendous economic opportunity. According to the World Economic Forum, job seekers around the world with exceptional English skills can expect to earn 30-50% higher salaries than their peers with average English ability. And the power of language learning is not limited to economic advancement. Learning another language can unlock new experiences and deep human connections, ranging from navigating a first trip to another country, to communicating with family members of an older generation.

As of December 31, 2021, Duolingo offers courses in over 40 languages to approximately 42 million monthly active users. To put our scale in context, there are more people in the United States learning languages on Duolingo than there are foreign language learners in all United States high schools combined, and there are more people learning certain languages on Duolingo, like Irish and Hawaiian, than there are native speakers of those languages worldwide.
Duolingo is the learning product built for the mobile generation: bite-sized, on-demand and fun. We believe that the hardest part of learning something new is staying motivated, so we build gamification features into our platform to motivate our learners, and we run thousands of A/B tests to optimize each feature for maximum engagement. Our obsession with user experience has yielded affinity and loyalty in our learners, which in turn has helped us cultivate millions of brand advocates who tell their friends and families about our products. Our brand has become part of pop culture, appearing in internet memes and in sketches on late night comedy shows. As an example, #duolingo on TikTok has approximately half a billion views, and our official account has been highlighted by numerous press outlets. All of this has allowed us to grow our business organically, primarily relying on word-of-mouth virality rather than paid user acquisition.
Our millions of learners complete over 500 million exercises every day, creating what we believe to be the world's largest learning dataset. This data powers the high volume A/B testing and novel artificial intelligence (“AI”) that we use to continually improve how well we teach. According to an internal study, people who complete five “Units” of Duolingo, or roughly half of one of our courses, learn as much as students taking four university semesters of language education—and they do so in half the time.
We intentionally do not put our learning content behind a paywall. Anyone can download the Duolingo app, use it for as long as they like, and complete as many of our courses as they choose, all without paying anything. Learners who use Duolingo for free see an ad at the end of each lesson, whereas learners who purchase Duolingo Plus, our premium subscription, enjoy an ad-free experience and access to additional features. As of December 31, 2021 approximately 6% of our monthly active users were paid subscribers of Duolingo Plus. Our paid subscriber penetration has increased steadily since we launched Duolingo Plus in 2017 and, combined with our user growth, has led to revenue growth each year since. We have a strong future roadmap of feature improvements and optimizations, and believe we are in the early stages of increasing our paid subscriber penetration.
Our freemium business model, which means allowing users to access our content for free and charging a subscription for additional features, is core to our success because it enables significant user scale. Our growth and competitive differentiation have been driven by two mutually-reinforcing flywheels: our learning flywheel and our investment flywheel.
•Learning flywheel: The greater the scale of our learner base, the more we can use insights from data analytics to improve both engagement and efficacy. The more engaging our products are, and the more effectively we teach, the more our learners tell their friends about Duolingo and the more we continue to grow our learner base.
•Investment flywheel: Our learner scale and word-of-mouth growth allow us to focus our capital investments on product innovation and data analytics, as opposed to brand or performance marketing. The more learners use Duolingo and convert into paid subscribers, the more we are able to invest in creating an even more delightful, engaging and effective learning experience. In turn, this increases our popularity and user scale, as well as the effectiveness of our data analytics, further widening our competitive moat.
In 2016, we launched the Duolingo English Test, an online, on-demand assessment of English proficiency. Every year, millions of people around the world seek to demonstrate English proficiency for a variety of reasons, including university admissions, work visas, and job applications. We developed the Duolingo

English Test because language assessment has lacked innovation, with the most popular English proficiency tests still administered in physical testing centers and usually costing hundreds of dollars per test. By offering a more accessible, online option that is both rigorous and accurate, we provide greater opportunities for aspiring students and professionals dependent on successful completion of these high stakes assessments. As of December 2021, over 3,000 higher education programs around the world accept Duolingo English Test results as proof of English proficiency for international student admissions. These include 18 of the top 20 undergraduate programs in the United States according to US News and World Report, which include Yale, Stanford, MIT, Duke and Columbia.
We believe that there is an opportunity to diversify the scope of our platform beyond language learning to a variety of subjects, using the same product-focused, mobile-first, gamified approach to education. In 2020 we launched Duolingo ABC, an app for young children that teaches early literacy skills, which won the 2020 Time Magazine “Best New Product” award. New products will leverage our scalable technology platform and benefit from our core competencies in product development, gamification and use of advanced data-driven analytics to deliver quantifiable efficacy. We believe that expanding the scope of our platform to additional learning subjects will further expand our addressable market.
The Duolingo Learning Experience
The Duolingo learning experience sits at the rare intersection of fun and self-improvement. Learners love Duolingo because:
•It's fun. Duolingo feels more like a mobile game than an education product. Our bite-sized lessons and gamification features motivate learners to come back each day to continue learning.
•It's effective. Learners stick with Duolingo at first because it’s fun, and then over time also because they find that it works. Our expert-designed courses help learners build robust speaking, reading, listening, and writing skills, and our data analytics power personalization and superior learning outcomes.
•It's free. Every language course on Duolingo is free to access. Learners can spend as much time learning as they want and complete any and every course without paying. This lowers barriers to start learning and to keep learning.
In a world where people are increasingly engaged in immersive, bite-sized, mobile-first experiences, we provide such an experience that also results in learning valuable skills. Indeed, many of our learners prefer to spend time on Duolingo rather than on social media or mobile games because they can learn while still feeling entertained.
Each of our learning and gamification features is carefully crafted to contribute to a learner experience that is defined by several key principles:
•Low friction. Beginning the learning journey on Duolingo is easy. Learners select the language they want to learn and are asked to indicate a daily learning goal, which can be as little as five or ten minutes a day. Duolingo is recognized as a gold standard for user experience design, with our onboarding flows used as examples of industry best practices.
•Motivating game mechanics. Because we believe that staying motivated is the hardest part of learning something new, we focus relentlessly on keeping learners engaged. Features like Streaks and Leaderboards motivate learners to come back to Duolingo every day, and to spend more time learning each time they do. Ultimately, the high engagement driven by gamification leads to consistent learning and demonstrable efficacy.

•Beautiful design and engaging storytelling. We focus obsessively on every detail of design. From the precise shape and color of each button, to the mood of the celebratory animations that congratulate learners upon finishing each lesson, our app is calibrated to maximize learners’ delight.
•Diverse learning experiences informed by robust pedagogy. Our learning experiences are designed by an in-house team of experts in learning science and second language acquisition. Content in our largest courses is aligned to the Common European Framework of Reference (“CEFR”), an international standard for language proficiency, and the pedagogical structure of each course is unique. For example, Spanish-speakers learning English will encounter a different curriculum than Chinese-speakers learning English.
•Application of data analytics and artificial intelligence to optimize learning. We use data from over half a billion exercises completed daily to train sophisticated machine learning algorithms that we deploy to improve learning efficacy. One example of this is our personalization algorithm, called BirdBrain, which is designed to predict the probability that a given learner will get an exercise right or wrong. We use BirdBrain to craft lessons that cater to a learner’s specific proficiency level by providing exercises of the appropriate difficulty. This personalization increases learner motivation and improves learning outcomes.
◦Measurable learning outcomes. All this adds up to a learning experience that helps learners achieve their goals. In 2020, we conducted a formal study to evaluate Duolingo’s effectiveness versus traditional university language courses. We found that the Duolingo learners earned proficiency scores comparable to those of the US university students at the end of their fourth semester of French or Spanish. Moreover, the Duolingo learners were able to attain this level of proficiency in about half the time as the university students.
Our Technology Platform
Technology is at the core of everything we do. We utilize the latest in machine learning and data analytics, along with a relentless focus on A/B testing, to fuel our differentiated learning experience.
Highlights of our technology platform include:
•Large data moat. With over half a billion exercises completed every day on our platform, we believe we have built the world's largest collection of language-learning data. We leverage this data by developing novel AI models at the intersection of machine learning, natural language processing, and cognitive science, which enable personalized instruction and power new product features that drive both engagement and efficacy.
•Robust testing framework. The foundation of our product strategy is our relentless focus on improving learner engagement through A/B testing, and we run hundreds of A/B tests on new product features each quarter. Experiments can be as simple as changing the text or color of a button, or as complex as adding a major new feature like Leaderboards. The velocity of our A/B testing capabilities is a core competency that allows us to optimize the Duolingo learning experience at a rapid pace.
•Advanced data analytics and machine learning capabilities. Our machine learning capabilities allow us to leverage our data to optimize the learning experience. One example of this is our machine learning tools that evaluate every learner’s answer to every exercise every day and learns to predict the probability that any learner will answer any given exercise correctly. We use these tools to adaptively construct lessons where each exercise is “just right” in terms of difficulty for each learner.
•Shared infrastructure. Products across our platform, like our flagship Duolingo language learning app, Duolingo ABC, and the Duolingo English Test, share a singular technology infrastructure, which allows us to leverage operational efficiencies in implementing new features for each. With our shared infrastructure, we are able to innovate at a higher velocity.
•Strict data protection and privacy standards. We are committed to abiding by the strictest privacy standards and do not sell personal data to outside parties.
Our Solutions
The Duolingo Language Learning App
The Duolingo language learning app is the world’s most popular way to learn languages. Accessible for free, as of December 2021 it offers courses in over 40 languages to approximately 42 million monthly active users. It is also the top-grossing app globally in the Education category on both Google Play and the Apple App Store. Duolingo can also be accessed by desktop computers via a web browser at https://duolingo.com.
Duolingo Plus
While all course content on Duolingo can be accessed for free, our subscription offering, Duolingo Plus, offers learners additional features to enhance their learning experience. In 2021, we launched a family plan, which includes up to six subscribers under one annual plan for $119.99.
Duolingo English Test: AI-Driven Language Assessment
Launched in 2016, the Duolingo English Test is an online, on-demand, high-stakes English proficiency assessment. Anyone with a computer, webcam, and reliable internet connection can take the test from anywhere, at any time. The test is “computer adaptive,” meaning it gets harder or easier depending on the performance of the test taker, and can be completed in less than an hour. As of December 2021, it generally costs $49 per test.
Duolingo For Schools
Duolingo for Schools is a free, web-based tool that aims to make it easier for teachers to use the Duolingo platform in a structured learning environment, like a classroom. With Duolingo for Schools, teachers can create a dashboard for a class, assign specific Duolingo content to students and track students’ progress through the content.
Duolingo ABC
Introduced in 2020, Duolingo ABC is a free app that teaches children ages three to six early literacy skills. Developed by learning experts, Duolingo ABC is aligned with the Common Core State Standards, and is designed based on recommendations by the National Reading Panel.
People and Culture
Attracting and retaining amazing talent is key to our success. As of December 31, 2021, we had over 500 employees. Most of our employees are located at our headquarters in Pittsburgh, Pennsylvania, and we also have offices in New York, Seattle, Beijing and Berlin. We believe that being located outside of Silicon Valley has helped us cultivate a unique company culture.
Fundamental to Duolingo's culture is our mission orientation. Our mission tends to attract a certain kind of person. Our employees have a very strong sense of social responsibility and are interested in solving hard problems for the benefit of humanity. Over time, we have also developed nine “operating principles” that articulate our values as a company and help guide how we make decisions.

•Learners first. Our mission and reason for existing is to make sure everyone in the world has access to high-quality education.
•Take the long view. If it works in the short-term but hurts Duolingo in the long-term, it’s not right. We make decisions that keep us moving toward our big goals.
•Prioritize ruthlessly. We can’t execute on every good idea. We prioritize the few ideas with the greatest impact so we can put our best efforts behind them.
•Strive for excellence. To change how the world learns, we must do world-class work. From the people we hire to the features we ship, we never settle for just okay.
•We haven’t won yet. Until every person who wants to learn is doing so with Duolingo, we need to keep innovating, pushing the envelope, and learning ways to get better.
•Test everything. We measure and test everything so we can make informed decisions based on data.
•Ship it. For a good idea to become reality, it needs a plan and a sense of urgency. So go go go!
•All for one, and one for all. We stay engaged and make choices that benefit the greater good — because Duolingo’s success is our success.
•Be candid and kind. We build things together with transparency and care for each other. We offer feedback compassionately but with excellence in mind, and receive it openly and as an opportunity to grow.
As a result of our mission, our culture, and the challenges we work on every day, we believe we have had great success in attracting the best talent. We have a very selective recruitment process: we hire one out of every 340 applicants. We recruit interns and new graduates from the top computer science, design, and business programs in the country. We also recruit experienced professionals from top technology companies—and many of them relocate from Silicon Valley to Pittsburgh.
Diversity, Equity, Inclusion, and Belonging is also core to who we are. We are proud to say that Duolingo was founded by two immigrants and that our employees come from over 30 countries. More than half of our employees are women-identifying or people of color. A third of our C-suite executives are women-identifying, including our Chief People Officer, Chief Marketing Officer, and Senior Vice President of Engineering. Today, our engineering organization is more than 30% women-identifying.
Employees also stay at Duolingo for a long time. In 2021, our annual attrition was less than 6%. We believe that the longevity of our employees provides us with a key advantage.
Sales & Marketing
For almost a decade, Duolingo’s learner community has grown organically through word-of-mouth virality. In recent years, we have made investments in marketing to supplement our organic model and amplify the voices of our existing users. Key elements of our sales and marketing strategy include:
•Brand campaigns. Our brand marketing increases awareness of Duolingo through online and offline campaigns that drive press, social sharing, and more word-of-mouth virality. Investments in our brand enable us to drive long-term growth by attracting new learners to our platform and keeping existing learners engaged.
•Owned media marketing. Our owned media marketing engages our learner community, creating millions of brand advocates who drive word-of-mouth virality by sharing their love of Duolingo within their networks. We send our learners personalized emails and push notifications that provide progress reports, lesson reminders, and sometimes a simple message of positivity to encourage them to remain engaged.
•Paid acquisition. We complement and accelerate our organic user acquisition with strategic and targeted paid marketing spend. Our paid acquisition strategy is focused on targeting high quality user segments that are more likely to subscribe and on investing in new markets to kickstart our organic growth.
•Geographic expansion. In markets where our organic awareness is relatively low and opportunity for growth is strong, we hire experienced local marketing managers and engage in localized social media and influencer-led campaigns, app store optimization, and paid advertising to generate interest in our products and drive new learner growth.
Industry Trends
We believe the following market trends will contribute to the continued success of our platform:
•Mobile-first behaviors are reshaping industries. In categories ranging from retail to music to dating, consumers are increasingly gravitating to mobile, app-based experiences. We believe that consumer behavior will continue to be shaped by a preference for the convenient, on-demand nature of mobile experiences.
•The shift towards online learning is accelerating. Historically, education has lagged behind other industries in the shift from offline to online. However, the COVID-19 pandemic accelerated the already growing shift towards online learning, and we believe its effects are likely to be enduring.
•Online learners seek engaging, mobile-first experiences. Consumers are increasingly accustomed to the highly engaging design of social media apps and mobile games. We believe that consumers turning to online learning will not only prefer the convenience and control that mobile apps provide, but also expect experiences to be highly engaging.
•Adoption of subscription models is growing globally. Rising adoption of subscription models across the globe is further enabling the shift towards mobile experiences. We believe that as subscriptions increase in popularity across categories, consumers will also gravitate towards subscription models in online learning.
Competition
We believe that our relentless focus on building an engaging and effective language learning product, powered by our freemium model, has led to a leading market position, as measured by downloads, active users, and brand awareness. However, learners have a variety of options when choosing to learn a language. We compete for learners’ time, attention, and share of wallet not only with other online and app-based language learning platforms but also with offline forms of language learning. Because of the extensibility of the Duolingo platform beyond language learning, we also compete with language learning assessment providers and literacy platforms.
We believe that our ability to compete successfully depends primarily on the following factors:
•Continued growth in internet access and mobile adoption around the world;
•Our ability to continue to increase our learner base through organic, word-of-mouth growth;
•Our ability to maintain the value and reputation of our brand;
•The scale, growth and engagement of our learners relative to those of our competitors;

•Our ability to introduce new, and improve on existing, features and products in response to competition, learner preferences, and market and industry trends; and
•Our ability to continue developing new monetization features and improving on existing features.
Intellectual Property
We own several trademarks that have been registered, or for which registration applications are pending, in the United States as well as in a number of foreign jurisdictions. These trademarks include, among others, the word marks “Duolingo” and Duolingo in Chinese, and certain logos used in connection with our business, including our mascot Duo. The registrations of these trademarks are effective for varying periods of time and may be renewed periodically provided we comply with all applicable renewal requirements, including, where necessary, the continued use of the trademarks in the applicable jurisdictions in connection with certain goods and services. We may consider pursuing trademark registrations for additional marks and for additional jurisdictions if and to the extent we believe such registrations would be beneficial to our business and cost-effective.
We have registered several domain names, including www.duolingo.com, and we own several registered copyrights covering logos and characters used in our business, including Duo. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our user terms of use on our website and in our agreements with service providers.
In addition to the described trademark and domain name protection, Duolingo has filed two patent applications directed to proprietary techniques we developed for generating language proficiency test questions and evaluating language proficiency as part of an on-going program to identify and protect innovations developed by the company. We expect that this program will continue and increase in size going forward. For information regarding risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”
Government Regulation
We are subject to many US federal and state and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, payment processing, disability rights, digital accessibility standards, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in new and rapidly evolving industries.
We collect and use personal information to create online accounts, process e-commerce transactions, provide customer service, support, and for other purposes. The regulatory framework for data protection, privacy and information security is evolving rapidly. The US Federal Trade Commission (“FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, the presentation of website or other electronic content, and comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. A number of states, including California and Virginia, have enacted laws or are considering the enactment of laws governing the personal information received from consumers, or imposing new requirements around the collection, use, sharing, and handling of data collected from or about consumers or their devices. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities.

The Children’s Online Privacy Protection Act (“COPPA”) applies to operators of commercial websites and online services directed to US children under the age of 13 that collect personal information from children and operators of general audience sites with actual knowledge that they are collecting information from US children under the age of 13. Our language learning app is aimed at a general audience and we employ an age-gating procedure whereby anyone from the United States identifying themselves as being under the age of 13 during the registration process receives an ad-free version of the service, with special enrollment procedures and restricted information practices. We also apply age-gating for non-US users of the language learning app according to foreign laws. The Duolingo English Test service requires parental consent for users under the age of 13. The Duolingo ABC app is aimed at users under the age of 13 but does not collect personal information directly from the user beyond that required to use the app.
We have many subscribers who access and pay for our services from outside the United States. Foreign data protection, e-commerce, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States, and those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with US governmental entities. For example, in the EEA we are subject to the GDPR and in the UK we are subject to the UK GDPR. The GDPR and the UK GDPR impose strict data protection compliance requirements including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily-accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing data subject rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining for the first time pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of processing activities; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
Available Information
Our website address is www.duolingo.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, reports under Section 16 of the Exchange Act and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results, and financial condition and future prospects. In such event, the market price of our Class A common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report
Risks Related to Our Business and Industry
If we fail to keep existing users or add new users, or if our users decrease their level of engagement with our products or do not convert to paying users, our revenue, financial results and business may be significantly harmed.
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
The online language learning industry is highly competitive, with a consistent stream of new products and entrants. As a result, new products, entrants and business models are likely to continue to emerge, both in the United States and abroad. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology, or a new or existing distribution channel, creating a new or different approach to connecting people or some other means. We compete for learners’ time, attention, and share of wallet not only with other online and app-based language learning platforms, but also with offline forms of language learning. Because of the extensibility of the Duolingo platform beyond language learning, we also compete with language learning assessment providers and literacy platforms and may compete with other kinds of online learning platforms in the future.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to December 31, 2021, our headcount grew from approximately 140 employees to over 500 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
•changes in the legislative or regulatory environment, including with respect to privacy, intellectual property, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees; and
•changes in business or macroeconomic conditions, including the impact of the current COVID-19 outbreak, lower consumer confidence in our business or in the online learning industry generally, recessionary conditions, increased inflation, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts, or natural disasters.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of December 31, 2021 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In 2021, we derived 50% of our revenue and 53% of our total bookings from the Apple App Store, and 20% of our revenue and 21% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how users can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures. As another example, in April 2021 Apple released an update of iOS that requires its users, on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. This led to a reduction in the use of identifiers, and a more challenging environment for publishers and advertisers on iOS devices.
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
We rely on third-party hosting and cloud computing providers, like Amazon Web Services (“AWS”) and Google Cloud, to operate certain aspects of our business. A significant portion of our product traffic is hosted by a limited number of vendors, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.
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
Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS or Google Cloud, could adversely impact our business, financial condition or results of operations. For example, on December 7, 2021, an outage of the AWS platform caused Duolingo to go offline for over 5 hours. To the extent we do not effectively respond to any such interruptions, upgrade our systems as needed and continually develop our technology and network architecture to accommodate traffic, our business, financial condition or results of operations could be adversely affected. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our products, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. In 2021, approximately 15% of our total revenues were derived from advertising.

We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices or reduce the ability to provide personalized or targeted advertising, which results in less valuable ads. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. As of April 2021, Apple has deployed further changes, requiring its users with a version of iOS 14 (and presumably future iOS versions) to opt into the use of identifier-for-advertising on a per app basis. Furthermore, laws and regulations may also make it more difficult to deliver personalized or targeted advertising or impose requirements that result in more users making elections to block our ability to deliver targeted ads. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns could suffer, which could cause our business, financial condition, or results of operations to suffer. While the described changes did not result in material adverse impacts to us, the impact of similar potential future operating systems changes or potential future regulation on targeted advertising is highly uncertain.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the years ended December 31, 2021 and 2020, our sales and marketing expenses were $59.2 million and $35.0 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
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
We currently depend on the continued services and performance of our key personnel, including Luis von Ahn and Severin Hacker. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management as well as key engineering, product development, design and marketing personnel, could disrupt our operations and have a material adverse effect on our business. The success of our brand also depends on the commitment of our key personnel to our mission. To the extent that any of our key personnel act in a way that does not align with our mission, our reputation could be materially adversely affected. See “—Our employees, consultants and third party providers could engage in misconduct that materially adversely affects us.”
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
Our employees, consultants and third party providers could engage in misconduct that materially and adversely affects us. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, if any of our employees, consultants or third party providers were to engage in or be accused of misconduct, we could be exposed to legal liability, incur substantial costs, our business and reputation could be materially adversely affected, and we could fail to retain key employees. See “—Unfavorable media coverage could materially adversely affect our business, brand image or reputation..”
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

•differing and potentially adverse tax laws, including resulting from the complexities of foreign corporate income tax systems, value added tax (“VAT”) regimes, tax withholding rules, and other indirect taxes, tax collection or remittance obligations, and restrictions on the repatriation of earnings;
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
In addition to the factors listed above, we have invested to expand our operations in China, which is an intensely competitive market, both on the consumer side and from a talent perspective. We expect to continue to incur significant expenses to operate our business in China, and we may not achieve profitability in that market. As we expand our operations in China, the above factors, sentiment of the workforce in China, and China’s policy towards foreign direct investment and for profit educational technology companies may particularly impact our operations in China. Further, as we expand our operations in China, we expect to continue to make modifications to the way our website, mobile apps, offerings, and features function in China as compared to other countries. In addition, we need to ensure that our business practices in China are compliant with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions. For instance, in the fall of 2021 our language learning application became unavailable for download on most app stores in China. While we believe this is temporary and we are in discussions with authorities that we believe will result in us being restored to such app stores, it serves as an example of how the Chinese regulatory regime could adversely impact our efforts in China. Our office of approximately 24 employees in Beijing makes it easier for the Chinese authorities to bring enforcement actions against us.
The occurrence or impact of any or all of the events described above could materially adversely affect our international operations, which could in turn materially adversely affect our business, financial condition and results of operations.

Our business and results of operations may be materially adversely affected by the recent COVID-19 pandemic or other similar outbreaks.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic. The COVID-19 pandemic has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While many of these measures are not currently in effect, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.
A public health epidemic or pandemic, including the COVID-19 pandemic, poses the risk that Duolingo or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and well-being of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, in response to the COVID-19 outbreak, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations.
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
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 outbreak could increase the magnitude of many of the other risks described in this Annual Report on Form 10-K, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially adversely affect our business, financial condition, and results of operations.
An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.
Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, inflation, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 outbreak, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations. In addition, political instability or adverse political developments, could harm our business, financial condition and results of operations.
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
In addition, the risks related to a security breach or disruption, including through ransomware, a distributed denial-of-service (“DDoS”) attack, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
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
Our third party payment service providers utilize tokenization tools to replace sensitive cardholder information with a stand-in token to help secure individual cardholder bank account details in credit card transactions and to reduce the number of systems that have access to our customers’ credit card information. While these tokenization tools can help limit the data security risks associated with credit card transactions, it does not eliminate those risks altogether.
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
The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and expectations about market growth included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the markets in which we compete meet the size estimates and growth expectations included in this Annual Report on Form 10-K, our business could fail to grow for a variety of reasons, which could adversely affect our results of operations.

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
Our failure to comply with US and foreign export controls, sanctions and other trade laws and regulations could have a material adverse effect on our business.
We are subject to rules and regulations of the United States and other relevant authorities relating to export controls and economic and trade sanctions, including sanctions administered by the Office of Foreign Assets Control (“OFAC”) within the US Department of the Treasury, as well as the Export Administration Regulations (i.e. export controls) administered by the Department of Commerce. These laws and regulations limit our ability to market, sell, distribute or otherwise transfer our products, software, or technology to, or otherwise transact or deal with, certain countries, territories, governments, and persons, absent US government permissions or exemptions.
Further, we have historically provided services to users in countries that are the target of US sanctions, such as Syria. We believe our provision of such services is in compliance with applicable law, and have implemented various control mechanisms to maintain such compliance. We have also secured a license from OFAC to provide certain of our services to end-users in Syria. There is no assurance that OFAC will agree to extend or renew our license.
While we have taken steps to comply with these rules and regulations, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, results of operations and financial condition
Our success depends, in part, on our ability to access, collect, and use personal data about our users and payers, and to comply with applicable data privacy laws.

Increased regulation of data utilization practices, including self-regulation, new laws, or findings or guidance under existing laws that limit our ability to collect, disclose, process, transfer, retain and use information and other data, could have a material adverse effect on our business. In addition, if we were to disclose information and other data about our users in a manner that was objectionable to them, our business reputation could be materially adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. For example, in July 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the European Economic Area (“EEA”) and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. Failure to comply with evolving privacy laws could subject us to liability and expose us to fines, penalties and compliance orders, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
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
As discussed above, we process personal information, personal data and other regulated information both from our employees and our users. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, transfer, disclosure, protection and otherwise processing of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted and we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. In recent years, there has been an increase in attention to and regulations of data protection and data privacy across the globe, including in the United States, the EEA and the United Kingdom. We are subject to various data protection laws, including: the General Data Protection Regulation 2016/679 (GDPR) in the EEA, the

United Kingdom data protection regime consisting primarily of (i) the UK General Data Protection Regulation and (ii) the UK Data Protection Act 2018 (collectively (i) and (ii), the UK GDPR), the Personal Information Protection Law (“PIPL”) in China, the California Consumer Privacy Act (“CCPA”) in the United States, and the Brazilian General Data Protection Law, which imposes requirements similar to the GDPR on products and services offered to users in Brazil. We may be subject to additional privacy regulations in the future, including the Virginia Consumer Data Protection Act (“VCDPA”). Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including China, India and Japan. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These laws impose restrictions on our ability to gather personal data, provide individuals with the ability to opt out of personal data collection and control how their personal data is processed, impose obligations on our ability to share personal data with others, limit the geographic locations in which we can store personal data, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
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
As noted above, the CJEU invalidated the Privacy Shield on July 16, 2020 and, while it upheld the adequacy of the EU standard contractual clauses (a standard form of contract approved by the European Commission (“SCCs”) as an adequate transfer mechanism for personal data, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular surveillance laws and the rights of individuals and additional measures and/or contractual provisions may need to be adopted, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that, if the competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We rely on a mixture of mechanisms to transfer personal data from the EEA and the United Kingdom to the United

States and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data. As supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or start taking enforcement action, there will be uncertainty as to how we comply with EEA and United Kingdom privacy laws and we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and we may find it necessary to establish systems in the EEA and the United Kingdom to maintain personal data originating from the EEA and the United Kingdom, which may involve substantial expense and distraction from other aspects of our business.
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
Multiple legislative proposals concerning privacy and the protection of user information are being considered by the US Congress. Various US state legislatures have announced intentions to consider additional privacy legislation, and US state legislatures such as California and Virginia have already passed and enacted comprehensive privacy legislation. For example, among other cases, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (“CPRA”) was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The VCDPA, which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. For example, like the CCPA, the VCDPA grants Virginia residents certain rights to access personal data that is being processed by the controller, the right to correct inaccuracies in that personal data and the right to require that their personal data be deleted by the data controller. In addition, Virginia residents will have the right to request a copy of their personal data in a format that permits them to transmit it to another data controller. Further, under the VCDPA, Virginia residents will have the right to opt out of the sale of their personal data, as well as the right to opt out of the processing of their personal data for targeted advertising. New legislation proposed or enacted in a number of states impose, or have the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Additionally, governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, laws and regulations concerning personal information and data security. For example, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by obtaining increasing fines against companies found to be in violation of the Children’s Online Privacy Protection Act (“COPPA”), and obtaining twenty-year consent decrees mandating enhanced and specific requirements for information security management programs. While the FTC does not have legal authority to seek monetary penalties or relief in the area of data security as a general matter, a violation of a privacy or data security consent decree can subject the responding company to very high monetary penalties, as evidenced by the FTC obtaining $5 billion in negotiated monetary relief against Facebook for violation of a consent decree.
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
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions could be time consuming and expensive and could distract our personnel from their normal responsibilities. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 3. Legal Proceedings.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union (“Brexit”) and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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
We use open source software, content and materials (Open Source Materials) in connection with a portion of our proprietary software and our service offerings and we expect to continue to use Open Source Materials in the future. Under certain circumstances, some open source licenses require users of the Open Source Materials to provide the user’s own proprietary source code to third parties upon request, to license the user’s own proprietary source code or other materials for the purpose of making derivative works, prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code, or require the relicensing of the Open Source Materials and derivatives thereof under the terms of the applicable license. While we employ practices designed to monitor our compliance with the licenses of third-party Open Source Materials and protect our proprietary source code and content, we cannot guarantee that we will be successful, that all Open Source Materials are reviewed prior to use in our products, that our developers have not incorporated Open Source Materials into our products, or that they will not do so in the future. Accordingly, we may face claims from others challenging our use of Open Source Materials or seeking to enforce the license terms applicable to such Open Source Materials, including by demanding public release of the Open Source Materials or derivative works or our proprietary source code and content that was developed or distributed in connection with such Open Source Materials. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software and content, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software, revise our content or otherwise incur additional costs. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by US or foreign courts. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 92.4% of the voting power of our capital stock as of December 31, 2021. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 92.4% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
All shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (“Rule 144”).
Moreover, as of December 31, 2021, the holders of up to 13,798,082 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of December 31, 2021, we had options outstanding that, if fully exercised, would result in the issuance of 5,220,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 730,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus (defined below) and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
We do not intend to pay any dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation and growth of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
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
We will remain an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
As a public company, we will incur significant legal, accounting, and other expenses that we did not incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the Listing Rules of the Nasdaq Global Select Market. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase our service fees which could result in a reduction in bookings. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
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
As a public reporting company, we are subject to rules and regulations established by the SEC and Nasdaq regarding our internal control over financial reporting. We may not complete needed improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock and your investment .
As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. In support of such certifications, we will be required to document and make significant changes and enhancements, including potentially hiring additional personnel, to our internal control over financial reporting. Likewise, when we cease to be an “emerging growth company” as defined under the JOBS Act, our auditors will be required to express an opinion on the effectiveness of our internal controls, unless we are then eligible for any other exemption from such a requirement. As a result, we anticipate investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.
To date, neither our management nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act because no such evaluation has been required. If our management is unable to certify the effectiveness of our internal controls, our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting, we identify or fail to remediate material weaknesses in our internal controls, or we do not effectively or accurately report our financial performance to the appropriate regulators on a timely basis, we could be subject to regulatory scrutiny and a loss of investor confidence, which could significantly harm our reputation and our stock price, and materially adversely affect our business, results of operations, and financial condition.
We previously identified a material weakness in our internal control over financial reporting in fiscal year 2019. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, we did not have a sufficiently documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud, and in certain cases we did not have appropriate reviews over journal entries and third party reported information to allow for reliable and timely financial reporting. While we believe we have remediated this material weakness as of December 31, 2021, we can give no assurance that additional material weaknesses will not be identified in the future. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
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
Item 1B. Unresolved Staff Comments

None
Item 2. Properties
We lease approximately 84,000 square feet in multiple facilities in Pittsburgh, Pennsylvania where we operate our headquarters. Our headquarters currently accommodates our principal executive, development, engineering, product, marketing, business development, human resources, finance, legal, information technology and administrative activities.
Outside of Pittsburgh, we and our subsidiaries in China and Germany use co-working space as needed for the business. As of December 31, 2021, we have membership agreements with WeWork for offices in or near New York, Seattle, Beijing, Tokyo, and Berlin.
We believe that our existing facilities are sufficient for our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate changes in our operations.
Item 3. Legal Proceedings
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II Financial Information
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Class A Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “DUOL” since July 28, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Holders of our Common Stock
As of March 3, 2022, there were 22,592,387 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of March 3, 2022, there were 16,032,907 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws and the restrictions set forth in any of our contractual agreements, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt or preferred securities we may issue or any future credit facilities we may enter into.
Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
None
Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index (“NASDAQ”),S&P 500 Index (“S&P 500”), and the S&P 500 Information Technology Index (“S&P 500 IT”). The graph assumes $100 was invested at the market close on July 28, 2021, which was the first day our Class A common stock began trading. Data for the Nasdaq Composite Index, S&P 500 Index, and S&P 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on July 28, 2021 of $134.26 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
$140
$120
$100
$80
$60
07/28/21
08/31/21
09/30/21
10/29/21
11/30/21
12/31/21
Duolingo
NASDAQ Composite
S&P 500

Item 6. Selected Financial Data
Not required.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in Part I, Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and included elsewhere in this Annual Report on Form 10-K. A discussion of our audited financial statements and the notes for the fiscal year ended December 31, 2020 and the related notes has been reported previously in our final prospectus, dated as of July 27, 2021, filed pursuant to Rule 424(b)(4) (File No. 333-257483) with the SEC on July 28, 2021 (the “Final Prospectus”), under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to approximately 42 million monthly active users as of December 31, 2021. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
Initial Public Offering
On July 30, 2021, Duolingo completed its Initial Public Offering (“IPO”) of 5.9 million shares of its Class A common stock at a price to the public of $102.00 per share, 4.5 million of which were sold by the Company and 1.4 million of which were sold by certain selling stockholders, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 0.8 million shares of the Company’s Class A common stock. The gross proceeds to the Company from the IPO were $455.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock in the offering by the selling stockholders. Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 19.1 million shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182.6 million was reclassified to additional paid-in capital within stockholders’ equity (deficit). Additionally, on July 15, 2021, 6.9 million shares held by our founders were exchanged from Class A common stock into Class B common stock.
Our Business Model
How We Generate Revenue
We use a freemium business model that relies on a premium subscription offering, advertising, and in-app-purchases (IAPs) to produce revenue. We believe the following key attributes of our freemium subscription business model are core to our success.
•Large Market: There is an enormous pool of potential language learners globally that HolonIQ estimates at approximately 2 billion people.
•Free Users: Since none of our learning content is behind a paywall, anyone can download the Duolingo app, use it for as long as they like, and complete any of our courses free of charge. This has allowed us to scale to 42 million MAUs for the quarter ended December 31, 2021. These millions of learners provide two benefits to our business model:
◦They become advocates for Duolingo and provide word-of-mouth publicity for our product, which enables our growth and has allowed us to make very selective and efficient marketing investments.
◦Our users complete over 500 million exercises every day, generating large amounts of data that powers our high-volume A/B testing and novel AI techniques. We use this data and the insights that come from it to continually improve both engagement and efficacy.
•Paid Subscriber Conversion: As learners tend to use our product for months or even years before they decide to subscribe, we enjoy economic benefits from attracting new users well into their tenure on the platform. In 2021, subscribers made up 6% of our average MAUs.
Subscription
Our subscription offering is called Duolingo Plus. It offers learners features such as an ad-free experience, along with additional learning and gamification features that enhance their learning experience. One such enhancement is unlimited Hearts, which give learners more flexibility in how they move through course content.

Advertising and Other Revenue
For users who are unable or unwilling to pay a subscription fee, we provide free access to our product and generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. Our advertising revenue is primarily a function of the number of our free users, hours of engagement of our free users, and our ability to provide innovative advertising placements that are relevant to our users and enhance returns for our advertising partners.
In-app purchases consist of learners purchasing one-time benefits within the app, such as “streak freezes” and “timer boosts.”
In addition to monetizing the Duolingo language learning app, we generate revenue from the Duolingo English Test by charging test takers a one-time fee that generally costs $49. University program acceptance is a driver of Duolingo English Test revenue. As of December 31, 2021, over 3,000 higher education programs around the world accept the Duolingo English Test results as proof of English proficiency for international student admissions, including 18 of the top 20 undergraduate programs in the United States according to US News and World Report.
Key Operating Metrics and Non-GAAP Financial Measures
We regularly review a number of key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections and make business decisions. The measures set forth below should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Monthly active users (MAUs) and daily active users (DAUs), along with paid subscribers, are operating metrics that help inform management about the underlying growth in users of our platform, and are a measure of our monetization efforts. To calculate the year-over-year change in MAUs and DAUs for a given period, we subtract the average for the same period in the previous year from the average for the same period in the current year and divide the result by the average for the same period in the previous year. Other companies, including companies in our industry, may calculate these measures differently or not at all, which reduces their usefulness as comparative measures.

	Three Months Ended December 31,		Year Ended December 31,
(Operating metrics are in millions)	2021	2020	2021	2020
Operating Metrics
Monthly active users (MAUs)	42.4	37.0	40.5	36.7
Daily active users (DAUs)	10.1	8.4	9.6	8.2
Paid subscribers (at period end)	2.5	1.6	2.5	1.6

	Year Ended December 31,
	2021	2020
Operating Metrics
Subscription bookings	$224,520	$144,379
Total bookings	$294,247	$190,181

Non-GAAP Financial Measures
Net loss (GAAP)	$(60,135)	$(15,776)
Adjusted EBITDA	$(1,066)	$3,630

Net cash provided by operating activities (GAAP)	$9,170	$17,708
Free cash flow	$12,746	$13,976
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
We had approximately 42.4 million and 37.0 million MAUs for the three months ended December 31, 2021 and 2020, respectively, representing an increase of 15%. We grew MAUs through product initiatives that made the app more social and engaging and through brand marketing, both of which helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
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
We had approximately 10.1 million and 8.4 million DAUs for the three months ended December 31, 2021 and 2020, respectively, representing an increase of 20%. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 23.8% from 22.8% a year ago. We grew DAUs through many of the same initiatives as we grew MAUs, like making the product more fun and engaging, as well as through our marketing efforts.
Paid Subscribers. Paid subscribers are defined as users who pay for access to Duolingo Plus, including subscribers who pay for a family plan, and had an active subscription as of the end of the measurement period. Each unique user account is treated as a single paid subscriber regardless of whether such user purchases multiple subscriptions, and the count of paid subscribers does not include users who are currently on a free trial or who are non-paying members of a family plan.
As of December 31, 2021 and 2020, we had approximately 2.5 million and 1.6 million paid subscribers, respectively, representing an increase of 56%. We grew paid subscribers through product improvements that increased the size of our free user base, led to higher conversion of free users to paid subscribers, and by better retaining subscribers.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from purchases of a subscription to Duolingo Plus. Total bookings represent the amounts we receive from purchases of a subscription to Duolingo Plus, a registration for a Duolingo English Test, an in-app purchase for a virtual good and from advertising networks for advertisements served to our users. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, which is generally from one to twelve months.
For the years ended December 31, 2021 and 2020, we generated $224.5 million and $144.4 million of subscription bookings, respectively, representing an increase of 56%. We grew subscription bookings by selling more first-time and renewal subscriptions as well as subscriptions to subscribers who previously had a subscription and return. As we grow our user base, convert a greater proportion of users to first-time subscribers, increase renewal rates, and increase the proportion of re-subscribers, we increase subscription bookings.
For the years ended December 31, 2021 and 2020, we generated $294.2 million and $190.2 million total bookings, respectively, representing an increase of 55%. We grew total bookings through the growth in subscription bookings noted above, in addition to growth in Advertising, Duolingo English Test, and other bookings.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our Consolidated Financial Statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA and free cash flow provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financials measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA. Adjusted EBITDA is defined as net loss excluding interest (income) expense, net, income tax provision, depreciation and amortization, Initial Public Offering (“IPO”) and public company readiness costs, stock-based compensation expenses related to equity awards, tender offer-related costs and other expenses. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Year Ended December 31,
(In thousands)	2021	2020
Net loss	$(60,135)	$(15,776)
Interest (income) expense, net	(19)	(231)
Provision for income taxes	177	68
Depreciation and amortization	2,726	2,256
IPO and public company readiness costs (1)	3,909	282
Stock-based compensation expenses related to equity awards (2)	42,457	17,031
Tender offer-related costs (3)	5,599	—
Other expenses (4)	4,220	—
Adjusted EBITDA	$(1,066)	$3,630
________________
(1)IPO and public company readiness costs include costs associated with IPO readiness and establishment of our public company structure and processes, including consultant costs. These costs are included within our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Research and development	$46	$—
Sales and marketing	459	—
General and administrative	3,404	282
Total	$3,909	$282
(2)In addition to stock-compensation expense of $40,804 and $17,031 for the years ended December 31, 2021 and 2020, respectively, this includes costs incurred related to taxes paid during 2021 on equity transactions of $1,653, of which $631 was included within Research and development, $53 was included within Sales and marketing and $969 was included within General and administrative in our Consolidated Statement of Operations and Comprehensive Loss.
(3)Includes costs related to our tender offer initiated in February 2021 (see Note 9 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), including fees incurred, as follows:

(In thousands)	Cost of revenues	Research and development	Sales and marketing	General and administrative	Total
Tender offer	$10	$3,302	$173	$1,790	$5,275
Fees and taxes paid on tender offer	$—	$—	$—	$324	$324
Total	$10	$3,302	$173	$2,114	$5,599
(4)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Consolidated Statement of Operations and Comprehensive Loss. See Note 2 included in our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.
Adjusted EBITDA increases as we grow revenue, improve gross margin, and reduce operating expenses as a percentage of revenue, or through a combination of those drivers. For the year ended December 31, 2021, we incurred a loss of $1.1 million and for the year ended December 31, 2020 we generated income of $3.6 million of Adjusted EBITDA, respectively. The decrease in Adjusted EBITDA occurred because operating expenses, adjusted for costs incurred related to IPO and public company readiness and other costs which did not occur in the prior year, grew at a higher rate than revenues and gross profit.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment, capitalized software development costs, and increased by IPO and public company readiness costs, taxes paid related to stock-based compensation equity awards and other costs, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$9,170	$17,708
Less: Capitalized software development costs	(2,620)	(638)
Less: Purchases of property and equipment	(3,586)	(3,376)
Plus: IPO and public company readiness costs (1)	3,909	282
Plus: Taxes paid related to stock-based compensation equity awards (2)	1,653	—
Plus: Other (3)	4,220	—
Free cash flow	$12,746	$13,976
________________
(1)IPO and public company readiness costs include costs associated with IPO readiness and establishment of our public company structure and processes, including consultant costs.
(2)Includes costs incurred related to taxes paid on equity transactions.
(3)Represents payment of one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Consolidated Statement of Operations and Comprehensive Loss. See Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31, 2021 and 2020, we generated $12.7 million and $14.0 million of free cash flow, respectively. The decrease in free cash flow was mainly attributable to the decrease in net cash provided by operating activities in addition to higher capitalized software development costs and capital expenditures.
Impact of COVID-19
To date, the COVID-19 pandemic has not had a significant, negative impact on our operations or financial performance. We believe that COVID-19 increased our operating metrics and financial metrics for a period of time in 2020 due, in part, to stay at home and other social distancing measures, most notably in the second quarter. The pandemic also increased adoption of the Duolingo English Test. Because this increase was driven in part by increased acceptance of the test, and because we believe that the vast majority of universities are unlikely to stop accepting the test when the pandemic ends, we do not expect the Duolingo English Test to revert to pre-pandemic levels.
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
Seasonality
We experience some seasonality in both user growth and monetization on our platform. Historically, the number of users on our platform and the number of subscribers we have increase in January and then moderate throughout the first quarter and second quarter back to our secular growth trend. In the third quarter, historically, we’ve seen the number of users on our platform increase as our product is used by students that return to school in certain geographies. Finally, in the latter part of December, as the new year approaches, we see an increase in usage as people make New Years resolutions, including resolutions to learn new things like languages. Monetization, through an increase in subscribers, also increases at the end of December and into January when we run a promotion tied to the New Year holiday.
Results of Operations
Comparison for the Years Ended December 31, 2021 and 2020
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual. We began to roll out a family plan during the second half of 2021 and as of December 31, 2021 offer it exclusively as an annual subscription. We have historically had a six-month subscription plan but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and our English assessment test, the Duolingo English Test.
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels, and also includes hosting fees. To a much lesser extent, cost of revenues includes costs for contractors, wages and stock-based compensation for certain employees in the capacity of customer support, amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
We intend to continue to invest additional resources in our infrastructure and our customer support and success organization to expand the capabilities of our platform and ensure that our users are realizing the full benefit of our products. The level, timing, and relative investment in these areas could affect our cost of revenues in the future.
Gross Profit and Gross Margin
Gross profit represents revenues less cost of revenues. Gross margin is gross profit expressed as a percentage of revenues. Our gross profit may fluctuate from period to period as our revenues fluctuate, and also as a result of the timing and amount of investments we make in items related to cost of revenues.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, and stock-based compensation expense. Operating expenses also include overhead costs for facilities, including depreciation expense.
Research and Development. We invest heavily in research and development in order to drive user engagement and customer satisfaction on our platform, which we believe helps to drive organic growth of new users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications. Such expenses include compensation of engineers, designers, product managers, including stock-based compensation, materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect to continue to spend a significant portion of our revenues on research and development in the future.
Sales and Marketing. Sales and marketing expenses are expensed as incurred and consists primarily of brand advertising, marketing, digital and social media spend, field marketing, travel, trade show sponsorships and events, conferences and employee-related compensation, including stock-based compensation for personnel engaged in sales and marketing functions, and amortization of non-revenue generating capitalized software used to promote Duolingo. We expect our sales and marketing expenses will decline as a percentage of revenues over the long-term.
General and Administrative. General and administrative expenses primarily consist of employee-related compensation, including stock-based compensation, for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expenses also include certain professional services fees, general corporate and director and officer insurance, our facilities costs, and other general overhead costs that support our operations. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and the Listing Rules of the Nasdaq Global Select Market, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. However, we expect that our general and administrative expenses will remain steady or decrease as a percentage of our revenues as our revenues grow faster than these expenses over the long-term.
Other Income, Net of Other Expenses
Other income, net of other expenses consists primarily of foreign currency exchange gains and losses in addition to interest expense, partially offset by income earned on our money market funds included in cash and cash equivalents and on our marketable securities.

The following table sets forth our Consolidated Statement of Operations and Comprehensive Loss data, including year-over-year change, for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	% Change
Revenues	$250,772	$161,696	55%
Cost of revenues (1) (2)	69,186	45,987	50
Gross profit	181,586	115,709	57
Operating expenses:
Research and development (1)	103,833	53,024	96
Sales and marketing (1) (2)	59,170	34,983	69
General and administrative (1)	78,590	43,713	80
Total operating expenses	241,593	131,720	83
Operating loss	(60,007)	(16,011)	275
Other income, net of other expenses	49	303	(84)
Loss before provision for income taxes	(59,958)	(15,708)	282
Provision for income taxes	177	68	160
Net loss and comprehensive loss	$(60,135)	$(15,776)	281%
________________
(1)Includes stock-based compensation expenses as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cost of revenues	$8	$6
Research and development	9,298	2,773
Sales and marketing	881	348
General and administrative	30,617	13,904
Total	$40,804	$17,031

(2)Includes amortization of capitalized software as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cost of revenues (a)	$—	$86
Sales and marketing (a)	693	546
Total	$693	$632
________________
(a)Amortization of capitalized software is recorded to cost of revenues and selling and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Consolidated Statement of Operations and Comprehensive Loss for each of the periods presented as a percentage of revenue.

	Year Ended December 31,
	2021	2020
Revenues	100%	100%
Cost of revenues	28	28
Gross profit	72	72
Operating expenses:
Research and development	41	33
Sales and marketing	24	22
General and administrative	31	27
Total operating expenses	96	82
Operating loss	(24)	(10)
Other income, net of other expenses	—	—
Loss before provision for income taxes	(24)	(10)
Provision for income taxes	—	—
Net loss and comprehensive loss	(24)%	(10)%
Revenues. Revenues increased $89.1 million, or 55%, to $250.8 million during the year ended December 31, 2021, from revenues of $161.7 million during the year ended December 31, 2020. The main driver was an increase in subscription revenue of $63.2 million, primarily due to an increase in the average number of paid subscribers during the year ended December 31, 2021 as compared to the year ended December 31, 2020. In addition, advertising revenues increased $11.5 million. The increase was predominantly driven by the increase in average revenue per DAU for our ads and also by the increase in DAUs, which resulted in increased advertisements served, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Duolingo English Test revenue increased by $9.5 million due to the growth in the number of tests taken, which was in turn driven by an increase in the number of institutions that accept our test and our marketing efforts. Finally, other revenue increased $4.9 million, due to growth of in-app purchases.
The following table provides the changes in revenues by product type:

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
Subscription	$180,698	$117,501	$63,197	54%
Advertising	38,501	27,043	11,458	42%
Duolingo English Test	24,658	15,155	9,503	63%
Other	6,915	1,997	4,918	246%
Total revenues	$250,772	$161,696	$89,076	55%
Cost of Revenues and Gross Margin. Total gross margin increased to 72.4% during the year ended December 31, 2021, from 71.6% during the year ended December 31, 2020. This increase is mainly due to increased subscription margins driven by reduced payment processing fees for subscription revenue due to improved retention, and increased advertising margins driven by an increase in average revenues per DAU for ads served to free users, which was partially offset by a decrease in Duolingo English Test margins driven by increased proctoring costs.

The following table provides the change in cost of revenues, along with related gross margins:

	Year Ended December 31,
	2021		2020
(in thousands)	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$69,186	72.4%	$45,987	71.6%
Operating Expenses
Research and Development. Research and development expense increased $50.8 million, or 96%, to $103.8 million during the year ended December 31, 2021 from $53.0 million during the year ended December 31, 2020. The increase is mainly attributable to our growth in headcount leading to an increase in employee costs of $41.4 million, of which $3.3 million was related to the tender offer, $1.3 million of it related to RSU expense recorded upon the IPO, in addition to $4.2 million of it related to contractor costs.
Research and development continues to be our largest operating expense as we invest heavily in it in order to drive user engagement with and customer satisfaction in our platform, which we believe helps to drive organic growth in MAUs and DAUs; this in turn drives additional growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased $24.2 million, or 69%, to $59.2 million during the year ended December 31, 2021 from $35.0 million during the year ended December 31, 2020. While we incurred $4.2 million of costs related to one-time cash awards we granted to Duolingo contributors under our non-employee volunteer program, which we refer to as contributor awards, and $3.8 million of additional expenses related to employee costs, of which $0.2 million was related to the tender offer and $0.2 million of it related to RSU expense recorded upon the IPO, the majority of the increase was driven by spending on performance marketing where we found opportunities to grow quality DAUs at low cost and from brand marketing in priority markets such as Japan, India and Southeast Asia. See Note 2 to our Consolidated Financial Statements included elsewhere in this this Annual Report on Form 10-K for further discussion of the contributor awards.
General and Administrative. General and administrative expense increased $34.9 million, or 80%, to $78.6 million during the year ended December 31, 2021 from $43.7 million during the year ended December 31, 2020. The main drivers of this increase were related to the following:
•Increased stock-based compensation costs of $22.5 million which were recognized upon the IPO, offset by a decline of $10.2 million related to the November 2020 secondary transaction which did not occur in 2021. Stock-based compensation costs recognized upon the IPO relate to the following:
•$5.6 million of costs related to the acceleration of founder stock options,
•$0.5 million of costs related to RSUs granted in prior periods, where the performance based vesting condition was satisfied upon the IPO, and
•$16.4 million of costs related to the performance-based RSUs issued to our founders which will continue through the life of the plan,
•Increased employee related costs of $8.0 million due to the growth in headcount in addition to $1.8 million of stock-based compensation costs related to the tender offer,
•Professional fees of $5.9 million, of which $3.1 million was related to IPO and public readiness costs and $0.3 million was related to the tender offer,

•Increased costs incurred to expand to our facilities footprint of $2.2 million,
•Increased insurance costs associated with being a public company of $1.8 million, and
•Other increases of $2.8 million, due to increased headcount, contractor expense, travel, and sales and VAT taxes.
Other Income, Net of Expenses
Other income, net of other expenses decreased $0.3 million, during the year ended December 31, 2021 due to change in foreign currency rates, partially offset by the sale of a research and development tax credit.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity and debt securities. Prior to going public, we raised a total of $183.3 million in capital financing, less issuance costs of $0.7 million. Additionally, we received aggregate net proceeds of $431.1 million from the IPO on July 30, 2021, after deducting underwriting discounts and fees of $24.5 million. The Company paid an additional $4.9 million related to offering costs.
As of December 31, 2021, we had $553.9 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist US government treasury and agency securities.
We believe that our existing cash and cash equivalents, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from our payment processing platforms, the expansion of our sales and marketing activities, the introduction of new products and the enhancements to existing products, and the current uncertainty in the global markets resulting from the ongoing COVID-19 pandemic on our operations. We may be required to seek additional equity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2021, we had deferred revenues of $98.3 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$9,170	$17,708
Net cash used for investing activities	(6,206)	(4,014)
Net cash provided by financing activities	430,468	46,953
Net increase in cash and cash equivalents	$433,432	$60,647
Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses.
Cash provided by operating activities for the year ended December 31, 2021 decreased $8.5 million, or 48%, to $9.2 million. This decrease was due mainly to an increase in net loss for the periods presented, partially offset by increases from changes in working capital.
Investing Activities
Cash used in investing activities increased $2.2 million, or 55%, to $6.2 million for the year ended December 31, 2021, from investing activities for the year ended December 31, 2020 of $4.0 million. The increase is due to increased costs from capitalization of software development and capital expenditures to purchase property and equipment to support office space and site operations.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was $430.5 million, and was mainly driven by the net proceeds from the IPO of $431.1 million, less offering expenses of $4.9 million, and proceeds from exercises of stock options of $12.5 million. These increases were partially offset by payments made as a result of the tender offer of $8.2 million. Cash provided by financing activities for the year ended December 31, 2020 was $47.0 million and primarily relates to the issuance of convertible preferred stock, net of issuance costs, of $44.9 million, in addition to proceeds from exercises of stock options of $2.0 million.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease commitments (1)	$44,391	$5,153	$11,196	$6,279	$21,763
Other commitments (2)	23,000	10,500	12,500	—	—
Total contractual obligations	$67,391	$15,653	$23,696	$6,279	$21,763
________________
(1)Consists of future non-cancelable minimum rental payments under operating lease obligations, excluding short-term leases. Refer to Note 6 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.
(2)Other commitments consist of hosting costs. We are committed to spend $25.0 million over two years, with a minimum spend of $10.5 million in the first year and $12.5 million in the second year.

Off-Balance Sheet Obligations
We did not have during the periods presented, and we do not currently have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our Consolidated Financial Statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience, current trends and various other factors that are believed to be relevant at the time Consolidated Financial Statements are prepared. Actual results may differ from these estimates under different assumptions and conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment, complexity or uncertainty and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
Nature of Revenue
We account for revenue contracts with customers by applying the five step model in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Our predominant sources of revenue are time-based subscriptions, in-app advertising placement by third parties and the Duolingo English Test. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Revenue from time-based subscriptions includes a stand-ready obligation to provide hosting services that are consumed by the customer over the subscription period. Users can purchase Duolingo monthly or they can purchase a six-month or year-long subscription and pay for the subscription at the time of purchase. Under the year-long subscription, users can purchase a single plan or a family plan. The family plan includes up to six users to be on one subscription. Such payments are initially recorded to deferred revenue. The user has the ability to download limited content offline. However, as there is a significant level of integration and interdependency with the online functionality, we consider the service to be a single performance obligation for the online and offline content.
We enter into arrangements with advertising networks to monetize the in-app advertising inventory. Revenue from in-app advertising placement is recognized at a point in time when the advertisement is placed and is based upon the amount received.
Duolingo English Test revenue is generally recognized once the tests have gone through the proctoring process and a certification decision has been made. This process usually takes less than 48 hours after the test has been completed and uploaded. Customers have 21 days from the date of purchase to take the exam or their purchase will expire and revenue will be recognized. The vast majority of customers complete their exams prior to expiration. Sometimes organizations may purchase tests in bulk via coupons with a one year expiration date. We defer revenue from all tests that have not been proctored nor expired.

Our users have the option to purchase consumable in-app virtual goods. We recognize revenue over the period in which the user consumes the virtual good, which is generally within a month.
Principal Agent Considerations—We make our application available to be downloaded through third-party digital distribution service providers. Users who purchase subscriptions also pay through the respective app stores. We evaluate the purchases via third-party payment processors to determine whether its revenues should be reported gross or net of fees retained by the payment processor. We are the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. We record revenue gross as a principal and record fees paid to third-party payment processors as Cost of revenues.
Significant Judgment Around Revenue Arrangements with Multiple Deliverables
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our time-based subscriptions allow users the ability to download limited content offline. Significant judgment is required to determine whether this offline content should be considered distinct and accounted for separately, or not distinct and accounted for together with the online functionality provided and recognized over time. As there is a significant level of integration and interdependency with the online functionality, which is not the case with the offline functionality, we believe we have a single performance obligation for the online functionality and offline content.
Equity Based Compensation
We follow ASC 718, Compensation-Stock Compensation, to account for our equity based compensation.
Stock-based Compensation
ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We generally grant our option awards in a combination of service-based and performance-based. We measure the fair value of our options on the date of grant using the Black-Scholes pricing model which requires the use of several estimates, including the volatility of our share price, the expected life of the option, risk free interest rates and expected dividend yield. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of equity based compensation expense. Furthermore, if different assumptions are used in future periods, our equity based compensation expense could be materially impacted in the future.
Prior to the completion of our IPO, we were not a publicly traded company and had only limited historical information on the price of our common stock as well as employees’ option exercise behavior. As a result, we could not rely on historical experience alone to develop assumptions for our share price volatility. As such, our share price volatility was estimated with reference to a peer group of companies. Subsequent to the completion of our IPO, we transitioned to utilize the closing price of our publicly-traded stock to determine our volatility. We determined the expected life of our options using the simplified method described in the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, which defines the expected life as the average of the contractual term and the vesting period. The risk-free interest rate is based on the yield curve of a zero-coupon US Treasury bond on the date the option award was granted with a maturity equal to the expected term of the option award. We have not and do not expect to pay dividends on our common shares. See Note 9, “Stock Based Compensation,” to our Consolidated Financial Statements appearing elsewhere in Annual Report on Form 10-K, for further information on equity based compensation.

Restricted Stock Units (RSUs)
We began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Each RSU award vests based upon the satisfaction, during the term of the RSUs, of two requirements: length of service and a liquidity event defined as a change in control or a qualified IPO. The service-based vesting condition for the majority of these awards is satisfied over four years. The liquidity-based vesting condition is satisfied upon the occurrence of a qualifying liquidity event. We measure and recognize compensation expense for all stock-based awards based on the estimated fair value of the award. Prior to July 30, 2021, no stock-based compensation expense had been recognized for RSUs because the liquidity-based vesting condition had not been probable of being satisfied. Upon the IPO, the liquidity-based vesting condition was met and $2,035 of stock-based compensation expense was recognized related to these awards.
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
Common Stock Valuations
Subsequent to our IPO in July 2021, the fair value of common stock is determined based upon the closing price of our Class A common stock immediately prior to the grant date.
Prior to our IPO, determining the fair value of our common stock requires complex and subjective judgment and estimates. There is inherent uncertainty in making these judgments and estimates. The absence of an active market for our common stock required our board of directors to estimate the fair value of the common stock for purpose of setting the exercise price of the options and estimating the fair value of the common stock at the time options were granted based on factors such as valuations of comparable companies, the status of our development and sales efforts, revenue growth, and additional objective and subjective factors relating to our business. We performed its analysis in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants’ (“AICPA”) Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation; with this guidance, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including the following:
Company Specific Factors
•Actual and forecasted operating and financial performance based on management’s estimate;

•The development and maintenance of client relationships;
•Client and industry recognition;
•The hiring and retention of key personnel;
•The historical lack of a public market for our common stock;
General Economic Factors
•Industry trends and competitive environment;
•Trends in client and the at-large public spending, including client and public confidence;
•Overall economic indicators;
•The general economic outlook; and
•The common stock valuations have historically leveraged the historical appraisals we have received to value our common stock, utilizing an income approach.
Income Taxes
Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of our deferred tax assets is dependent on generating future taxable income and the reversal of existing temporary differences. Changes in tax laws and assumptions with respect to future taxable income could result in adjustment to these allowances. As of December 31, 2021, we maintained a valuation allowance of approximately $76,293 against net deferred tax assets related to both domestic and foreign net operating loss carryforwards, and state research and development credit carryovers as its future utilization remained uncertain.
In addition, we recognize a tax benefit for uncertain tax positions only if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. We evaluate uncertain tax positions after the consideration of all available information.
Recent Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to our Consolidated Financial Statements included in Part I, Item I of this Annual Report on Form 10-K for a discussion of Recent Accounting Pronouncements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2021, we had $510 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our Consolidated Financial Statements.
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

Item 8. Financial Statements
DUOLINGO, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements as of December 31, 2021 and 2020 and for the two years then ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Duolingo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duolingo, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, New York
March 4, 2022

We have served as the Company's auditor since 2018.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$553,922	$120,490
Accounts receivable	33,163	20,450
Deferred cost of revenues	24,219	13,585
Prepaid expenses and other current assets	7,967	3,855
Total current assets	619,271	158,380
Property and equipment, net	8,211	6,428
Capitalized software, net	4,566	2,296
Operating lease right-of-use assets	28,369	8,073
Other assets	894	562
Total assets	$661,311	$175,739

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,818	$2,196
Deferred revenues	98,267	54,792
Income tax payable	113	68
Accrued expenses and other current liabilities	12,933	8,634
Total current liabilities	119,131	65,690
Long-term obligation under operating leases	29,124	8,131
Total liabilities	148,255	73,821
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.0001 par value, no shares issued and outstanding at December 31, 2021 and 19,074 shares issued and outstanding at December 31, 2020.	—	182,609
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 2,000,000 shares of Class A common stock authorized and 16,645 issued and outstanding at December 31, 2021; 30,000 shares of Class B common stock authorized and 21,627 issued and outstanding at December 31, 2021; 42,800 authorized shares of common stock; 12,794 issued and outstanding at December 31, 2020.	4	1
Additional paid-in capital	683,966	30,087
Accumulated deficit	(170,914)	(110,779)
Total stockholders’ equity (deficit)	513,056	(80,691)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$661,311	$175,739
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues	$250,772	$161,696
Cost of revenues	69,186	45,987
Gross profit	181,586	115,709
Operating expenses:
Research and development	103,833	53,024
Sales and marketing	59,170	34,983
General and administrative	78,590	43,713
Total operating expenses	241,593	131,720
Loss from operations	(60,007)	(16,011)
Other income, net of other expenses	49	303
Loss before provision for income taxes	(59,958)	(15,708)
Provision for income taxes	177	68
Net loss and comprehensive loss	$(60,135)	$(15,776)
Net loss per share attributable to Class A and Class B common stockholders, basic	$(2.57)	$(1.24)
Net loss per share attributable to Class A and Class B common stockholders, diluted	$(2.57)	$(1.24)
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—Balance—January 1, 2020	18,247	$137,686	12,406	$1	$11,026	$(95,003)	$(83,976)
Issuance of Series G and H convertible preferred stock, net of fees	827	44,923	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,031	—	17,031
Stock options exercised	—	—	388	—	2,030	—	2,030
Net loss	—	—	—	—	—	(15,776)	(15,776)
BALANCE—December 31, 2020	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Balance—January 1, 2021	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs	—	—	4,466	1	426,191	—	426,192
Conversion of redeemable convertible preferred stock to Class A common stock in connection with initial public offering	(19,074)	(182,609)	19,074	2	182,607	—	182,609
Stock-based compensation	—	—	—	—	40,804	—	40,804
Stock options exercised	—	—	1,882	—	12,480	—	12,480
Common stock repurchased and retired	—	—	(23)	—	(868)	—	(868)
Options repurchased	—	—	—	—	(7,335)	—	(7,335)
Release of restricted stock units	—	—	79	—	—	—	—
Net loss	—	—	—	—	—	(60,135)	(60,135)
BALANCE—December 31, 2021	—	$—	38,272	$4	$683,966	$(170,914)	$513,056
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(60,135)	$(15,776)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,726	2,256
Stock-based compensation	40,804	17,031
Changes in assets and liabilities:
Deferred revenue	43,475	28,485
Accounts receivable	(12,713)	(10,445)
Deferred cost of revenues	(10,634)	(6,653)
Prepaid expenses and other current assets	(4,048)	(1,712)
Accounts payable	5,622	(1,615)
Accrued expenses and other current liabilities	3,708	6,213
Noncurrent assets and liabilities	365	(76)
Net cash provided by operating activities	9,170	17,708
Cash flows from investing activities:
Capitalized software	(2,620)	(638)
Purchase of property and equipment	(3,586)	(3,376)
Net cash used for investing activities	(6,206)	(4,014)
Cash flows from financing activities:
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs	426,191	—
Net proceeds from issuance of convertible preferred stock	—	44,923
Proceeds from exercise of stock options	12,480	2,030
Repurchases of stock options	(7,335)	—
Repurchase of common stock	(868)	—
Net cash provided by financing activities	430,468	46,953
Net increase in cash and cash equivalents	433,432	60,647
Cash and cash equivalents - Beginning of period	120,490	59,843
Cash and cash equivalents - End of period	$553,922	$120,490

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$132	$—

Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in Current liabilities	$64	$—

Supplemental disclosure of noncash investing activities:
Capitalized software included in Current liabilities	$342	$500
Property and equipment included in Current liabilities	$230	$—
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Duolingo, Inc. (the “Company” or “Duolingo”) was formed on August 18, 2011 and the Duolingo app was launched to the general public on June 19, 2012. The Company’s headquarters are located in Pittsburgh, Pennsylvania.
On July 30, 2021, Duolingo completed its Initial Public Offering (“IPO”) of 5,872 shares of its Class A common stock at a price to the public of $102.00 per share, 4,466 of which were sold by the Company and 1,406 of which were sold by certain selling stockholders, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 766 shares of the Company’s Class A common stock. The gross proceeds to the Company from the IPO were $455,532, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock in the offering by the selling stockholders. Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 19,074 shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182,609 was reclassified to additional paid-in capital within stockholders’ equity (deficit) . Additionally, on July 15, 2021, 6,930 shares held by our founders were exchanged from Class A common stock into Class B common stock.
Duolingo is a US-based language-learning website and mobile app, as well as a digital language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers a premium service, Duolingo Plus, for a subscription fee. As of the date of this filing, Duolingo offers courses in over 40 different languages, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the United States, China and Germany.
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the years ended December 31, 2021 and 2020. Unless otherwise specified, all dollar amounts are referred to in thousands.
The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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

Accounting Principles—The financial statements and accompanying notes are prepared in accordance with GAAP.
Use of Estimates—The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates and assumptions reflected in the Consolidated Financial Statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, stock-based compensation, common stock valuation, operating lease right-of-use assets and liabilities, capitalization of internally developed software and associated useful lives and contingent liabilities. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s Consolidated Financial Statements will be affected.
Revenue Recognition—The Company has three predominant sources of revenue; time-based subscriptions, in-app advertising placement by third parties, and the Duolingo English Test. See Footnote 3 for further discussion.
Deferred Revenues—Revenue is recognized over the life of the subscription, or in the case of Duolingo English Test, revenue is recognized when the test is proctored. The Company classifies deferred revenue as a short-term liability on the consolidated balance sheets as the longest subscription plan is for twelve months, and Duolingo English Test purchases must be taken within 21 days.
Cost of Revenues—Cost of revenue predominantly consists of third-party payment processing fees charged by various distribution channel and hosting fees. To a much lesser extent, includes wages and stock-based compensation for certain employees in the capacity of customer support, amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
Deferred Cost of Revenues—Deferred cost of revenue includes third-party payment processing fees amortized over the subscription terms in proportion to the revenue recognized. In situations where fees are charged for subscriptions that exceed one month, costs are deferred and recognized over the life of the subscription and are classified as a current asset. The Company classifies deferred cost of revenue as a short-term asset on the Company’s consolidated balance sheets as the longest subscription plan is for twelve months.
Deferred Offering Costs—Deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, are capitalized. Deferred offering costs related to underwriting discounts and commissions and offering expenses of $4,865 were offset against IPO proceeds upon the consummation of the IPO.
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

	December 31,
	2021	2020
Cash	$44,165	$20,428
Money market funds	509,757	100,062
Total	$553,922	$120,490
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Accounts Receivable—Accounts receivables are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis. As of December 31, 2021 and 2020, the Company has not recorded a reserve given the Company’s lack of historical write offs.
Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method.

Asset Class	Estimated Useful Life
Furniture, fixtures and equipment	5 to 7 years
Leasehold improvements	4 to 6 years
Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the leasehold improvements. Costs related to maintenance and repairs that do not extend the assets’ useful life are expensed as incurred.
Capitalized software—The Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years. Relatively minor upgrades, enhancements and maintenance to the platform are expensed as incurred.
Income Taxes—The Company provides for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax reporting. The deferred tax asset or liability represents the future tax return consequences of those difference, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is established for any deferred tax asset for which it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company limits the deferred tax assets recognized related to certain officers’ compensation to amounts that it estimates will be deductible in future periods based upon Internal Revenue Code Section 162(m).

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the asset and liability method. The first step is to evaluate the tax position for recognition by determining whether evidence indicates that it is more likely than not that a position will be sustained if examined by a taxing authority.
The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a tax authority. There were no amounts recorded at December 31, 2021 and 2020 related to uncertain tax positions.
Foreign Currency—The functional currency of the Company and its subsidiaries is the United States dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.
Fair Value of Financial Instruments—The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures. The carrying values of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses are deemed to be reasonable estimates of their fair values because of their short-term nature.
Research and Development Costs—Research and development expenses are incurred as the Company maintains and enhances its software and evaluates and develops other potential applications. Such expenses include compensation of engineering, product design and testing personnel, including stock-based compensation, materials, travel and direct costs associated with the design and required testing of our platform and depreciation of certain property and equipment.
Sales and Marketing—Sales and marketing expenses are expensed as incurred and consists primarily of brand advertising, marketing, digital and social media spend, field marketing, travel, trade show sponsorships and events, conferences and other employee related compensation, including stock-based compensation for personnel engaged in sales and marketing functions, amortization of non-revenue generating capitalized software used to promote Duolingo, and depreciation of certain property and equipment. Advertising costs were approximately $42,964 and $27,352 for the years ended December 31, 2021 and 2020, respectively.
General and Administrative—General and administrative expense primarily consists of employee related compensation (including stock-based compensation) for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expense also includes certain professional services fees, general corporate and director and officer insurance, facilities costs, and other general overhead costs that support our operations, and depreciation of certain property and equipment.
Contributors—On March 10, 2021, the Company announced that it was ending its non-employee volunteer program, which began in 2013 to build and improve language courses. As part of this change, those contributors who participated in the program became eligible to receive a one-time award, up to an aggregate amount of approximately $4,220, including fees paid to process payments of approximately $526. The Company accounted for this under Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 958-720, Not-For-Profit Entities - Other Expenses and ASC 720-25, Contributions Made, based on the nature of this contribution, which is an unconditional promise. This amount is included within Sales and marketing in the Consolidated Statement of Operations and Comprehensive Loss.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top three, Apple, Google, and Stripe, accounted for 51.1%, 27.9%, and 10.1% of total Accounts receivable as of December 31, 2021, respectively. The top three service providers, Apple, Google and Stripe, accounted for 47.8%, 28.9% and 13.8% of total Accounts receivable as of December 31, 2020, respectively.
Three service providers, Apple, Google, and Stripe, processed 50.5%, 29.0%, and 10.1% of total Revenues for the year ended December 31, 2021. Two services providers, Apple and Google, processed 51.3% and 26.9% of total Revenues for the year ended December 31, 2020.
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
Restricted Stock Units (RSUs)
The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. Each RSU award granted prior to the IPO vests based upon the satisfaction, during the term of the RSUs, of two requirements: length of service and a liquidity event defined as a change in control or a qualified IPO. The service-based vesting condition for the majority of these awards is satisfied over four years. The liquidity-based vesting condition is satisfied upon the occurrence of a qualifying liquidity event. The Company measures and recognizes compensation expense for all stock-based awards based on the estimated fair value of the award. Prior to July 30, 2021, no stock-based compensation expense had been recognized for RSUs because the liquidity-based vesting condition had not been probable of being satisfied. Upon the IPO, the liquidity-

based vesting condition was satisfied and $2,035 of stock-based compensation expense was recognized related to these awards during the year ended December 31, 2021. Of that amount, $1,332, $210 and $493 was included within Research and development, Sales and marketing and General and administrative, respectively, in the Consolidated Statement of Operations and Comprehensive Loss.
Performance-based RSUs
In June 2021, the Company granted 1,800 (one million eight-hundred thousand) performance-based RSUs to the Company’s founders (“Founder Awards”). The Founder Awards are divided into ten equal tranches with each tranche becoming eligible to vest upon achievement of the specified stock-price hurdles. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The fair value of the Founder Awards is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The first and second tranches were met during the year ended December 31, 2021. The Company recognized $16,463 of stock-based compensation expense related to these awards, which is included within General and administrative in the Consolidated Statement of Operations and Comprehensive Loss.
Contingencies—The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.
If a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss, would be disclosed.
Segment—The Company operates as a single operating segment. The chief operating decision maker of the Company is its Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information of our revenue. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure, and operates as one reporting unit.
Leases—The Company accounts for leases in accordance with ASC 842, Leases, which requires virtually all leases, other than leases that meet the definition of a short-term lease, to be recorded on the balance sheet with a right-of-use (“ROU”) asset and corresponding lease liability. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the years ended December 31, 2021 and 2020, the Company incurred no impairment charges on ROU assets.
On the lease commencement date, each lease is classified as either finance or operating, depending on certain criteria. The Company determined that it only has operating leases as none of the criteria for finance lease classification were met. Operating lease expense is recognized on a straight-line basis on the Consolidated Statement of Operations and Comprehensive Loss in General and administrative expenses. On the Consolidated Statements of Changes in Cash Flows, payments for operating leases, including the interest component, are included in operating activities. As an accounting policy election, the Company has elected to not separate lease and non-lease components for all asset classes and made an accounting policy election for short-term leases which does not require the capitalization of leases with terms of 12 months or less at lease commencement. The discount rate utilized in calculating the lease liability is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate (“IBR”) for the expected lease term is used. The Company’s IBR approximates the rate the Company would have to pay, on a collateralized basis, to borrow an amount equal to the lease payments under similar terms.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this guidance on January 1, 2021 and it did not have a material impact on its Consolidated Financial Statements and related disclosures upon adoption.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance in order to improve consistent application of and simplify GAAP for other areas of Topic 740. The guidance will be effective for the Company beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021 and it did not have a material impact on its Consolidated Financial Statements and related disclosures upon adoption.
3.      REVENUE
The Company has three predominant sources of revenues; time-based subscriptions, in-app advertising placement by third parties, and the Duolingo English Test. Revenue is recognized upon transfer of control of promised products or services to users in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company does not enter into contracts with a customer that contain multiple promises that result in multiple performance obligations. Revenue is recorded net of taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our users.
Revenue from time-based subscriptions includes a stand-ready obligation to provide hosting services that are consumed by the customer over the subscription period. Users can purchase Duolingo monthly or they can purchase a six-month or year-long subscription and pay for the subscription at the time of purchase. Under the year-long subscription, users can also purchase a single plan or a family plan. The family plan includes up to six users to be on one subscription. Such payments are initially recorded to deferred revenue. The user has the ability to download limited content offline. However, as there is a significant level of integration and interdependency with the online functionality, the Company considers the service to be a single performance obligation for the online and offline content.
The Company enters into arrangements with advertising networks to monetize the in-app advertising inventory. Revenue from in-app advertising placement is recognized at a point in time when the advertisement is placed and is based upon the amount received.
Duolingo English Test revenue is generally recognized once the tests have gone through the proctoring process and a certification decision has been made. This process usually takes less than 48 hours after the test has been completed and uploaded. Customers have 21 days from the date of purchase to take the exam or their purchase will expire and revenue will be recognized. Virtually all customers complete their exams prior to expiration. Sometimes organizations may purchase tests in bulk via coupons with a one year expiration date. The Company will defer revenue from all tests that haven’t been proctored nor expired.
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
Information regarding source of revenues:

	2021	2020
Over time	$180,698	$117,501
Point in time	70,074	44,195
Total revenue	$250,772	$161,696
Information regarding revenue by stream:

	2021	2020
Revenues:
Subscription	$180,698	$117,501
Advertising	38,501	27,043
Duolingo English Test	24,658	15,155
Other (1)	6,915	1,997
Total revenues	$250,772	$161,696

________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Information regarding geography of revenues is based upon the location where the users are located or, in the case of the Duolingo English Test, where the tests are taken:

	2021	2020
United States	$109,163	$70,978
United Kingdom	25,163	15,245
Rest of World	116,446	75,473
Total	$250,772	$161,696
Customers located in the United States accounted for 44% of total revenues for both of the years ended December 31, 2021 and 2020, respectively, and customers located in the United Kingdom accounted for 10% and 9% for the years ended December 31, 2021 and 2020, respectively. No other country accounted for more than 10% of revenue in the periods presented.
Changes in deferred revenues were as follows:

	2021	2020
Beginning balance—January 1	$54,792	$26,307
Amount from beginning balance recognized into revenue	(54,792)	(26,307)
Recognition of deferred revenue	(139,371)	(91,193)
Deferral of revenue	237,638	145,985
Ending balance—December 31	$98,267	$54,792
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of December 31, 2021 and 2020:

	2021	2020
Leasehold improvements	$10,258	$7,536
Furniture, fixtures and equipment	3,053	1,959
Total property and equipment	13,311	9,495
Less: accumulated depreciation	(5,100)	(3,067)
Total property and equipment, net	$8,211	$6,428
Depreciation expense was $2,033 for the year ended December 31, 2021 and $1,624 for the year ended December 31, 2020, and is predominately included within General and administrative, with nominal amounts in Cost of revenues, Research and development and Sales and marketing in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
5.    CAPITALIZED SOFTWARE, net
Capitalized software consists of the following as of December 31, 2021 and 2020:

	2021	2020
Capitalized software	$11,144	$8,181
Less: accumulated amortization	(6,578)	(5,885)
Capitalized software, net	$4,566	$2,296

Amortization expense of $693 for the year ended December 31, 2021, and $632 for the year ended December 31, 2020 is recorded in the Company’s Consolidated Statement of Operations and Comprehensive Loss, respectively.
Amortization expense is included within the following financial statement line items within the Company’s Consolidated Statement of Operations and Comprehensive Loss:

	2021	2020
Cost of revenues	$—	$86
Sales and marketing	693	546
Total	$693	$632
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the years ended December 31, 2021 and 2020.
6. LEASES
The Company has entered into various operating leases for its office space expiring between fiscal 2023 and 2035. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
In November 2021, the Company signed a new lease for office space. The term of the newly executed lease is 162 months beginning on November 16, 2021 and expiring on April 30, 2035. The Company has the option to cancel the lease with at least twelve months prior written notice starting April 30, 2030. Additionally there are two five year extension options in the lease which the Company has not included in the lease term. The remaining payments related to this lease agreement as of December 31, 2021 are approximately $24,261.
In December 2021, the Company signed an extension for existing office space. The term of the amended lease is 30 months beginning on December 23, 2021 and expiring on May 31, 2024. The remaining payments related to this lease agreement as of December 31, 2021 are approximately $7,772.
The following represents the components of lease cost for the years ended December 31, 2021 and 2020 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Year Ended December 31,
	2021	2020
Operating lease cost	$1,919	$1,721
Short term lease cost	1,266	317
Variable lease cost	28	—
Total lease cost	$3,213	$2,038

Cash paid for amounts included in the measurement of lease liabilities	$1,819	$—
Operating lease assets obtained in exchange for new lease liabilities	$22,274	$—
Right-of-use assets disposed modifying operating lease liabilities	$235	$—
Gain from termination of leases	$31	$—
Weighted average remaining lease term	9 years	8 years, 11 months
Weighted average discount rate	5.77%	6.70%
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

Fiscal year
2022	$5,153
2023	6,624
2024	4,572
2025	3,106
2026	3,173
Thereafter	21,763
Total undiscounted lease payments	$44,391
Present value adjustment	(11,931)
Operating lease liabilities	$32,460
Current lease liabilities of $3,336 and $1,111 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $29,124 and $8,131 are presented within Long-term obligation under operating leases on the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020 respectively.
7.    INCOME TAXES
The Company has incurred $177 provision for income taxes for the year ended December 31, 2021, of which $97 was related to foreign income taxes and $80 for state income taxes. For the year ended December 31, 2020, the Company incurred $68 provision for income taxes, of which $26 was related to foreign income taxes and $42 for state income taxes.
The company has the following deferred tax assets (liabilities) as of December 31, 2021 and 2020:

	2021	2020
Net operating loss carryforwards	$61,605	$20,912
Equity compensation	1,881	1,063
Research and development credits	14,480	4,936
Lease liability	7,335	2,184
Other DTA	56	65
Sales tax / VAT reserve	277	544
Valuation allowance	(76,293)	(26,236)
Total deferred tax assets	9,341	3,468

ROU asset	(6,389)	(1,908)
Property and equipment	(1,894)	(1,014)
Capitalized software	(1,057)	(543)
Other DTL	(1)	(3)
Total deferred tax liabilities	(9,341)	(3,468)

Net deferred taxes	$—	$—
The Company has provided a valuation allowance for the net deferred tax asset as it is not more likely than not that the asset will be realized. The movement in valuation allowance of $50,057 is primarily related to the generation of additional net operating losses and research and development credits.
The following table represents the activity in our valuation allowance for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Beginning balance—January 1	$(26,236)	$(23,851)
Valuation allowances established	(50,057)	(2,928)
Release of valuation allowances	—	543
Ending balance—December 31	$(76,293)	$(26,236)
The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Federal statutory rate	21.0%	21.0%
State taxes	6.5	1.8
Sec. 162(m) limitation	(13.5)	—
Stock options	53.8	(18.4)
Other permanent adjustments	(0.5)	(1.8)
Research and development credit	15.9	10.2
Valuation allowance	(83.5)	(13.2)
Effective income tax rate	(0.3)%	(0.4)%
The 2021 and 2020 effective tax rate is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.
The Company has approximately $257,115 in federal net operating loss carryforwards and approximately $98,131 in state net operating loss carryforwards. Certain of these loss carryforwards have an indefinite life and other amounts are available to offset future taxable income through 2041. The Company has approximately $14,480 in federal general business credits that are available to offset future taxable income through 2041. The Company has analyzed the impact of Internal Revenue Code (“IRC”) Sections 382 and 383 on these tax attributes and has determined that no prior ownership changes have occurred which would limit the Company’s ability to utilize the NOLs and research and development tax credits.
The Company’s tax years through the 2021 tax year remain subject to examination by federal and state tax authorities.
No uncertain tax benefits have been recorded in 2021 and 2020, respectively.
8.    CONVERTIBLE PREFERRED STOCK
Immediately prior to the completion of the IPO on July 30, 2021, all convertible preferred stock outstanding, totaling approximately 19,074 shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182,609 was reclassified to additional paid-in capital within stockholders’ equity (deficit).
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
9.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (2021 Plan) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. The 2021 Plan permits the granting of incentive stock options and nonqualified stock options. The Company’s stock options vest based on terms in the stock option agreements and generally vest over four years and have a term of ten years subject to the continuous service to the Company by the optionee. Incentive stock options may be granted at an exercise price of not less than 100% of the estimated fair value of the underlying Class A common stock at the date of the grant.
Stock option activity as of December 31, 2021 is set forth below:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2021	8,365	$10.68	7.47	$230,596
Granted	72	52.80
Exercised	(1,882)	6.63
Repurchased	(220)	4.81
Forfeited and expired	(80)	14.75
Options outstanding at December 31, 2021	6,255	$12.53	6.92	$585,339
Options exercisable at December 31, 2021	4,420	$10.61	6.41	$422,076
The total intrinsic value of options exercised was approximately $194,513 and $6,058 for the years ended December 31, 2021 and 2020, respectively.  The total weighted-average grant date fair value of options granted was $24.61 and $9.77 and for the years ended December 31, 2021 and 2020, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2021	2020
Risk-free interest rate	1.04 – 1.14%	0.32 – 0.68%
Expected life	5.90 years	6.01 years
Expected volatility	48.90 – 49.12%	45.50 – 49.38%
Dividend yield	—%	—%
Fair value of common stock	$38.08 – $52.80	$14.42 – $38.08
The risk-free interest rate is based on the US treasury yield curve in effect as of the grant date. When establishing the expected life assumptions, the Company annually reviews historical employee exercise behavior of option grants and other economic data impacting the period the stock options are expected to remain outstanding. Expected volatility is determined using a benchmark index of similar public companies. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. Because the Company’s common stock was not yet publicly traded at the time the options were granted, the Company estimated the fair value of common stock. The Board estimated the fair value of the common stock at the time awards were granted based on factors such as valuations of comparable companies, the status of the Company’s development and sales efforts, revenue growth, and additional objective and subjective factors relating to the Company’s business.
RSU activity as of December 31, 2021 is set forth below:

	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2021	34	$38.08
Granted	787	77.41
Released	(79)	59.76
Forfeited	(12)	99.06
Outstanding at December 31, 2021	730	$77.09
Prior to July 30, 2021, no stock-based compensation expense had been recognized for RSUs because the liquidity-based vesting condition had not been probable of being satisfied. Upon the IPO, the liquidity-

based vesting condition was met and $2,035 of stock-based compensation expense was recognized related to these awards.
As of December 31, 2021, there was approximately $13,428 of unrecognized compensation cost related to stock options granted under the plan with a weighted-average period of approximately two years. The amount of unrecognized compensation expense for RSUs as of December 31, 2021 was $52,478 with a weighted average remaining contractual life of three years, for a total unrecognized compensation expense of $65,906.
There were 7,754 shares available for grant at December 31, 2021.
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
The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share using the below inputs.

Input	Assumption
Valuation Date	June 28, 2021
Risk-free interest rate	1.48%
Expected life	9.98
Expected volatility	51.67%
Dividend yield	0.00%
Fair value of common stock	$95.00
The Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The first and second tranches were met during the year ended December 31, 2021. The Company recognized $16,463 of stock-based compensation expense related to these awards, which is included within General and administrative in the Consolidated Statement of Operations and Comprehensive Loss.
In February 2021, the Company initiated a tender offer which allowed employees to sell up to 10% of their vested options or shares back to the Company at selling price of $59.77, which was above fair market value of $38.08. The Company paid $13,479 and incurred $5,275 of additional compensation expense related to this tender representing the difference between the aggregate selling price and fair market value of the options and shares sold, and a $7,335 decrease to Additional paid-in capital. As a result of this tender, 220 options were put back into the option pool and 23 shares were retired with an $868 decrease to Additional paid-in capital.
Upon the IPO, vesting of stock option grants to certain executive officers were accelerated, which resulted in an additional $5,574 of compensation expense during the year ended December 31, 2021. This is included within General and administrative in the Consolidated Statement of Operations and Comprehensive Loss.
Total stock-based compensation expense was $40,804 for the year ended December 31, 2021, and $17,031 for the year ended December 31, 2020.
Stock based compensation expense is included in the Consolidated Statement of Operations and Comprehensive Loss as shown in the following table:

	Year Ended December 31,
	2021	2020
Cost of revenues	$8	$6
Research and development	9,298	2,773
Sales and marketing	881	348
General and administrative	30,617	13,904
Total	$40,804	$17,031
Nominal amounts of stock based compensation expense is capitalized into capitalized software for the years ended December 31, 2021 and 2020.

10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings
Sales and use and value-added tax (“VAT”)— The Company determined that it was required to pay sales and use and VAT taxes in various jurisdictions. The Company is in the process of filing voluntary disclosure agreements with certain jurisdictions and remitting the estimated taxes. If these jurisdictions determine that additional amounts are necessary, the Company will be required to pay accordingly.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the years ended December 31, 2021 and 2020.
11.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	2021	2020
Sales and VAT tax accrual	$2,319	$2,301
Obligations under current leases	3,336	1,111
Employee-related benefits	2,075	889
Marketing related accruals	1,078	1,513
Other	4,125	2,820
Total	$12,933	$8,634
12.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The prior Plan provided for Company safe harbor matching contributions of 100% of the first 3% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $3,438 for the year ended December 31, 2021, and $1,796 for the year ended December 31, 2020. The Company did not make any discretionary matching or profit sharing contributions during the years ended December 31, 2021 or 2020.
13.    EARNINGS PER SHARE
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

	Year Ended December 31,
(In thousands, except per share data)	2021	2020
Numerator:
Net loss attributable to Class A and Class B common shareholders	$(60,135)	$(15,776)
Denominator:
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	23,433	12,735
Basic loss per common share	$(2.57)	$(1.24)
Diluted loss per common share	$(2.57)	$(1.24)
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
Since the Company was in a net loss position for the years ended December 31, 2021 and 2020, there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2021	2020
Convertible preferred stock	—	19,074
Founder awards where performance has been met	180	—
Vested RSUs	4	—
Stock options	4,420	4,191
Total	4,604	23,265
Founder awards where performance has not been met of 1,620 are excluded from the above table because the stock-price hurdles for those awards had not been met as of December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Remediation of Previously Identified Material Weakness
During 2020, we established a remediation plan to address the previously reported material weakness in internal control over financial reporting described in the “Risk Factors” section of the Final Prospectus and we have been actively engaged in the implementation of remediation efforts to address the material weakness. Specific remedial actions undertaken by management included, without limitation:
•Hired a complement of accounting and finance resources;
•Implementation of timely review controls over certain account reconciliations;
•Implementation of journal entry approval workflow within our key financial system; and
•Implementation of review controls over third party reported information
We have completed the execution of our remediation plan and the applicable measures have been implemented for a sufficient period of time. As a result, as of December 31, 2021, management concluded that the Company had remediated the previously reported material weakness in the internal control over financial reporting by implementing controls that operated effectively for a reasonable period of time.
Changes in Internal Control Over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2022 Proxy Statement (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2021.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Party Transactions
The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.
(3) Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	7/30/2021	3.2
4.1	Form of Class A Common Stock Certificate	S-1/A	333-257483	7/19/2021	4.2
4.2	Amended and Restated Investors’ Rights Agreement, dated November 6, 2020, by and among the Registrant and the investors listed therein	S-1/A	333-257483	7/19/2021	4.3
4.3	Description of Registered Securities					X
10.1(a)#	2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(a)
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(b)
10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(c)
10.2(a)#	2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(a)
10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(b)
10.2(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(c)
10.3#	Non-Employee Director Compensation Program	S-1/A	333-257483	7/19/2021	10.11
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257483	7/19/2021	10.12

10.5	Lease by and between 5704 Penn Office, LLC and Duolingo Inc. dated November 16, 2021					X
10.6#	Form of Change in Control and Severance Agreement	S-1/A	333-257483	7/19/2021	10.14
10.7(a)	Office Lease Agreement, dated November 18,2015, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(a)
10.7(b)	Amendment to Office Lease Agreement, dated June 16, 2016, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(b)
10.7(c)	Second Amendment to Office Lease Agreement, dated October 16, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(c)
10.7(d)	Third Amendment to Office Lease Agreement, dated December 31, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(d)
10.7(e)	Fourth Amendment to Office Lease Agreement, dated August 10, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(e)
10.7(f)	Fifth Amendment to Office Lease Agreement, dated October 22, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(f)
10.7(g)	Sixth Amendment to Office Lease Agreement, dated November 8, 2019, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(g)
10.8#	Offer Letter by and between the Registrant and Luis von Ahn	S-1/A	333-257483	7/19/2021	10.5
10.9#	Offer Letter by and between the Registrant and Severin Hacker	S-1/A	333-257483	7/19/2021	10.6
10.10#	Offer Letter by and between the Registrant and Matthew Skaruppa	S-1/A	333-257483	7/19/2021	10.7
10.11#	Offer Letter by and between the Registrant and Robert Meese	S-1/A	333-257483	7/19/2021	10.8
10.12#	Offer Letter by and between the Registrant and Natalie Glance	S-1/A	333-257483	7/19/2021	10.9
10.13#	Offer Letter by and between the Registrant and Stephen Chen	S-1/A	333-257483	7/19/2021	10.10
10.14#	Employee Stock Purchase Plan	S-1/A	333-257483	7/19/2021	10.4
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
# Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Luis von Ahn	Chief Executive Officer and Director	March 4, 2022
Luis von Ahn	(Principal Executive Officer)
/s/ Matthew Skaruppa	Chief Financial Officer	March 4, 2022
Matthew Skaruppa	(Principal Financial and Accounting Officer)

/s/ Amy Bohutinsky	Director	March 4, 2022
Amy Bohutinsky

/s/ Sara Clemens	Director	March 4, 2022
Sara Clemens

/s/ Bing Gordon	Director	March 4, 2022
Bing Gordon

/s/ Severin Hacker	Chief Technology Officer and Director	March 4, 2022
Severin Hacker

/s/ John Lilly	Director	March 4, 2022
John Lilly

/s/ Gillian Munson	Director	March 4, 2022
Gillian Munson

/s/ Jim Shelton	Director	March 4, 2022
Jim Shelton

/s/ Laela Sturdy	Director	March 4, 2022
Laela Sturdy