Form 10-Q
period 2022-03-31
Duolingo, Inc.
filed 2022-05-13
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 11, 2022, 27,566,643 shares of the registrant's Class A common stock were outstanding, and 11,594,704 shares of the registrant's Class B common stock were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our business model and strategic plans and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
•acceptance by educational organizations of technology-based education; and
•those identified in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”).
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. You should not place undue reliance on our forward-looking statements.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Duolingo,” the “Company”, “we,” “our,” “us,” or similar terms refer to Duolingo, Inc. and its subsidiaries.

Special Note Regarding Key Operating Metrics
We manage our business by tracking several operating metrics, including monthly active users (MAUs), daily active users (DAUs), paid subscribers, and bookings. We believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics and Non-GAAP Financial Measures.”
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
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in Part II, Item 1A. “Risk Factors.” This summary should be read in conjunction with Part II, Item 1A. “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.
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
•Changes to our existing brand and products, or the introduction of a new brand or products, could fail to attract or keep users or generate revenue and profits.
•We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 86.4% of the voting power of our capital stock as of March 31, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$577,331	$553,922
Accounts receivable	28,573	33,163
Deferred cost of revenues	27,780	24,219
Prepaid expenses and other current assets	6,951	7,967
Total current assets	640,635	619,271
Property and equipment, net	10,254	8,211
Capitalized software, net	5,488	4,566
Operating lease right-of-use assets	27,093	28,369
Other assets	1,041	894
Total assets	$684,511	$661,311

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,018	$7,818
Deferred revenues	119,101	98,267
Income tax payable	138	113
Accrued expenses and other current liabilities	14,518	12,933
Total current liabilities	135,775	119,131
Long-term obligation under operating leases	28,022	29,124
Total liabilities	163,797	148,255
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 2,000,000 shares of Class A common stock authorized and 27,479 issued and outstanding at March 31, 2022; 30,000 shares of Class B common stock authorized and 11,598 issued and outstanding at March 31, 2022; 2,000,000 shares of Class A common stock authorized and 16,645 issued and outstanding at December 31, 2021; 30,000 shares of Class B common stock authorized and 21,627 issued and outstanding at December 31, 2021	4	4
Additional paid-in capital	703,778	683,966
Accumulated deficit	(183,068)	(170,914)
Total stockholders’ equity (deficit)	520,714	513,056
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$684,511	$661,311
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$81,220	$55,360
Cost of revenues	21,490	15,019
Gross profit	59,730	40,341
Operating expenses:
Research and development	29,781	22,529
Sales and marketing	14,940	19,773
General and administrative	26,856	11,453
Total operating expenses	71,577	53,755
Loss from operations	(11,847)	(13,414)
Other expense, net of other income	(279)	(41)
Loss before provision for income taxes	(12,126)	(13,455)
Provision for income taxes	28	17
Net loss and comprehensive loss	$(12,154)	$(13,472)
Net loss per share attributable to Class A and Class B common stockholders, basic	$(0.31)	$(1.04)
Net loss per share attributable to Class A and Class B common stockholders, diluted	$(0.31)	$(1.04)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2021 AND 2022
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—Balance—January 1, 2021	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Stock-based compensation	—	—	—	—	2,551	—	2,551
Stock options exercised	—	—	347	—	2,030	—	2,030
Common stock repurchased and retired	—	—	(23)	—	(868)	—	(868)
Options repurchased	—	—	—	—	(7,335)	—	(7,335)
Net loss	—	—	—	—	—	(13,472)	(13,472)
BALANCE—March 31, 2021	19,074	$182,609	13,118	$1	$26,465	$(124,251)	$(97,785)
Balance—January 1, 2022	—	$—	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation	—	—	—	—	14,586	—	14,586
Stock options exercised	—	—	756	—	5,226	—	5,226
Release of restricted stock units	—	—	49	—	—	—	—
Net loss	—	—	—	—	—	(12,154)	(12,154)
BALANCE—March 31, 2022	—	$—	39,077	$4	$703,778	$(183,068)	$520,714
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,154)	$(13,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	774	600
Stock-based compensation	14,586	2,551
Changes in assets and liabilities:
Deferred revenue	20,834	10,470
Accounts receivable	4,590	(2,897)
Deferred cost of revenues	(3,561)	(2,474)
Prepaid expenses and other current assets	66	1,929
Accounts payable	(5,800)	1,584
Accrued expenses and other current liabilities	1,265	6,267
Noncurrent assets and liabilities	27	565
Net cash provided by operating activities	20,627	5,123
Cash flows from investing activities:
Capitalized software	(1,117)	(939)
Purchase of property and equipment	(1,327)	(839)
Net cash used for investing activities	(2,444)	(1,778)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,226	2,030
Repurchases of stock options	—	(7,335)
Repurchase of common stock	—	(868)
Payments of deferred offering costs	—	(203)
Net cash provided by (used for) financing activities	5,226	(6,376)
Net increase (decrease) in cash and cash equivalents	23,409	(3,031)
Cash and cash equivalents - Beginning of period	553,922	120,490
Cash and cash equivalents - End of period	$577,331	$117,459

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$3	$1

Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in Current liabilities	$153	$—

Supplemental disclosure of noncash investing activities:
Capitalized software included in Current liabilities	$14	$67
Property and equipment included in Current liabilities	$178	$—
Landlord incentives included in Prepaid expenses and other current assets	$1,102	$—
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three months ended March 31, 2022 and 2021. Unless otherwise specified, all dollar amounts are referred to in thousands.
The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies consistent with the annual consolidated financial statements elsewhere in this this Quarterly Report on Form 10-Q, in preparing these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2021 included in the Annual report on Form 10-K and filed with the SEC.
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
Accounting Principles—The Unaudited Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with GAAP.
Use of Estimates—The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and accompanying notes. Significant estimates and assumptions reflected in the Unaudited Condensed Consolidated Financial Statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, stock-based compensation, common stock valuation, operating lease right-of-use assets and liabilities, capitalization of internally developed software and associated useful lives and contingent liabilities. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s Unaudited Condensed Consolidated Financial Statements will be affected.
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

	March 31, 2022	December 31, 2021
Cash	$67,540	$44,165
Money market funds	509,791	509,757
Total	$577,331	$553,922
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $10,954 and $12,066 for the three months ended March 31, 2022 and 2021, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top two, Apple and Google, accounted for 49.4% and 26.6% of total Accounts receivable as of March 31, 2022, respectively. The top three service providers, Apple, Google and Stripe, accounted for 51.1%, 27.9% and 10.1% of total Accounts receivable as of December 31, 2021, respectively.
Two service providers, Apple and Google, processed 51.1% and 29.1% of total Revenues for the three months ended March 31, 2022, respectively. Three services providers, Apple, Google, and Stripe, processed 50.1%, 28.3%, and 10.3% of total Revenues for the three months ended March 31, 2021, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three months ended March 31, 2022 and 2021.
Recently Issued Pronouncements Not Yet Adopted
There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.
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
Disaggregation of Revenue
In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into source of revenue, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding source of revenues:

	Three Months Ended March 31,
	2022	2021
Over time	$58,010	$40,055
Point in time	23,210	15,305
Total revenue	$81,220	$55,360
Information regarding revenue by stream:

	Three Months Ended March 31,
	2022	2021
Revenues:
Subscription	$58,010	$40,055
Advertising	11,748	9,275
Duolingo English Test	8,080	5,035
Other (1)	3,382	995
Total revenues	$81,220	$55,360

________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance—January 1	$98,267	$54,792
Amount from beginning balance recognized into revenue	(40,474)	(25,891)
Recognition of deferred revenue	(22,195)	(15,741)
Deferral of revenue	83,503	52,102
Ending balance—March 31	$119,101	$65,262
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Leasehold improvements	$12,058	$10,258
Furniture, fixtures and equipment	3,861	3,053
Total property and equipment	15,919	13,311
Less: accumulated depreciation	(5,665)	(5,100)
Total property and equipment, net	$10,254	$8,211
Depreciation expense was $565 for the three months ended March 31, 2022 and $452 for the three months ended March 31, 2021, and is predominately included within General and administrative, with nominal amounts in Cost of revenues, Research and development and Sales and marketing in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
5.    CAPITALIZED SOFTWARE, net
Capitalized software consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Capitalized software	$12,275	$11,144
Less: accumulated amortization	(6,787)	(6,578)
Capitalized software, net	$5,488	$4,566
Amortization expense of $209 for the three months ended March 31, 2022, and $148 for the three months ended March 31, 2021 is recorded in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss within Sales and Marketing, respectively. There were no revenue generating assets amortizing during the three months ended March 31, 2022 and 2021.
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
Annual Effective Tax Rate
The PAETR was (0.2)% and (0.1)% as of the three months ended March 31, 2022 and 2021, respectively. The PAETR was lower than the US federal statutory rate of 21.0% primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on US federal and state net deferred tax assets for the period ending March 31, 2022 as a result of pre-tax losses incurred since the Company’s inception in early 2012. The Company is projecting pre-tax loss in 2022.
Current and Prior Period Tax Expense
For the three months ended March 31, 2022 and 2021, the Company recognized income tax expense of $28 and $17 on pretax losses of $12,126 and $13,455, respectively.
7.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. On each January 1, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan have been and through January 1, 2031 will be increased by the lesser of (i) 5% of the shares outstanding on the preceding December 31 (calculated on an as-converted basis) and (B) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the 2021 Plan). On January 1, 2022, the 2021 Plan and ESPP were increased by 1,913 shares and 166 shares, respectively.
The Company’s stock options vest based on terms in the stock option agreements, which generally provide for vesting over four years based on continued service to the Company and its subsidiaries. Each option has a term of ten years. Stock options granted under the 2021 Plan must generally have an exercise price of not less than the estimated fair market value of the underlying Class A common stock at the date of the grant. No options have been granted under the 2021 Plan.

A summary of stock option and RSU activity under the Plans was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2022	6,255	$12.53	6.92	$585,339
Granted	—
Exercised	(756)	6.91
Repurchased	—
Forfeited and expired	(64)	15.83
Options outstanding at March 31, 2022	5,435	$13.27	6.91	$444,754
Options exercisable at March 31, 2022	3,980	$11.79	6.52	$331,597
The total intrinsic value of options exercised was approximately $60,334 and $13,714 for the three months ended March 31, 2022 and 2021, respectively.

	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2022	730	$77.09
Granted	97	94.08
Released	(49)	57.15
Forfeited	(22)	62.09
Outstanding at March 31, 2022	756	$80.98
As of March 31, 2022, there was approximately $10,980 of unrecognized compensation cost related to stock options granted under the plan with a weighted-average period of approximately two years. The amount of unrecognized compensation expense for RSUs as of March 31, 2022 was $55,638 with a weighted-average period of approximately three years, for a total unrecognized compensation expense of $66,618.
There were 9,656 shares available for grant at March 31, 2022.
Performance-based RSUs
In June 2021, the Company granted an aggregate of 1,800 performance-based RSUs (the “Founder Awards”) to the Company’s founders. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled 1 year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The performance-based condition will be satisfied with respect to each of 10 equal tranches only if the trailing 60-calendar day volume-weighted-average closing trading price of the Company’s Class A common stock reaches certain stock-price hurdles for each such tranche, as set forth below, over a period of 10 years from the date of grant.
Any RSUs associated with stock-prices hurdle not achieved by the tenth anniversary of the date of grant will terminate and be canceled for no additional consideration to the founders. The stock-price hurdles and number of RSUs eligible to vest will be adjusted to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or similar events under the 2021 Plan. The Founder Awards will be settled in shares of the Company’s Class B common stock.

Tranche	Company Stock Price Hurdle	Number of RSUs Eligible to Vest
1	$127.50	90
2	$153.00	90
3	$178.50	90
4	$204.00	180
5	$255.00	180
6	$306.00	180
7	$357.00	180
8	$408.00	180
9	$612.00	270
10	$816.00	360
The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. As of March 31, 2022, there is $86,336 of unrecognized compensation expense related to these awards. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The stock-price hurdles for the first two tranches were met during 2021. No additional stock-price hurdles were met during the three months ended March 31, 2022. The Company recognized $8,019 of stock-based compensation expense related to these awards for the three months ended March 31, 2022, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Total stock-based compensation expense was $14,586 for the three months ended March 31, 2022, and $2,551 for the three months ended March 31, 2021.
Stock based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as shown in the following table:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$6	$2
Research and development	3,632	1,111
Sales and marketing	348	68
General and administrative	10,600	1,370
Total	$14,586	$2,551

Nominal amounts of stock based compensation expense is capitalized into capitalized software for the three months ended March 31, 2022 and 2021.
8.    COMMITMENTS AND CONTINGENCIES
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
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three months ended March 31, 2022 and 2021.
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Obligations under current leases	$3,963	$3,336
Marketing related accruals	$2,019	$1,078
Sales and VAT tax accrual	$2,137	$2,319
Employee-related costs	$873	$2,075
Other	$5,526	$4,125
Total	$14,518	$12,933
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $983 for the three months ended March 31, 2022, and $702 for the three months ended March 31, 2021. The Company did not make any discretionary matching or profit sharing contributions during the three months ended March 31, 2022 or 2021.
11.    EARNINGS PER SHARE
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

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Numerator:
Net loss attributable to Class A and Class B common shareholders	$(12,154)	$(13,472)
Denominator:
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	38,590	12,916
Basic loss per common share	$(0.31)	$(1.04)
Diluted loss per common share	$(0.31)	$(1.04)
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
Since the Company was in a net loss position for the three months ended March 31, 2022 and 2021, there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	19,074
Founder awards where performance has been met	180	—
Stock options	3,980	4,136
Total	4,160	23,210
Founder awards where performance has not been met of 1,620 are excluded from the above table because the stock-price hurdles for those awards had not been met as of March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. The following discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in Part II, Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and included elsewhere in this Quarterly Report on Form 10-Q, and in in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in 40 languages to approximately 49 million monthly active users as of March 31, 2022. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended March 31,
(Operating metrics are in millions)	2022	2021
Operating Metrics
Monthly active users (MAUs)	49.2	39.9
Daily active users (DAUs)	12.5	9.5
Paid subscribers (at period end)	2.9	1.8

	Three Months Ended March 31,
	2022	2021
Operating Metrics
Subscription bookings	$78,539	$50,466
Total bookings	$102,054	$65,830

Non-GAAP Financial Measures
Net loss (GAAP)	$(12,154)	$(13,472)
Adjusted EBITDA	$3,946	$871

Net cash provided by operating activities (GAAP)	$20,627	$5,123
Free cash flow	$18,928	$3,825
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
We had approximately 49.2 million and 39.9 million MAUs for the three months ended March 31, 2022 and 2021, respectively, representing an increase of 23%. We grew MAUs through product initiatives that made the app more social and engaging and through brand marketing, both of which helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
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
We had approximately 12.5 million and 9.5 million DAUs for the three months ended March 31, 2022 and 2021, respectively, representing an increase of 31%. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 25% from 24% a year ago. We grew DAUs through many of the same initiatives as we grew MAUs, like making the product more fun and engaging, as well as through our marketing efforts.
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
As of March 31, 2022 and 2021, we had approximately 2.9 million and 1.8 million paid subscribers, respectively, representing an increase of 60%. We grew paid subscribers through product improvements that increased the size of our free user base, led to higher conversion of free users to paid subscribers, and by better retaining subscribers.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from purchases of a subscription to Duolingo Plus. Total bookings represent the amounts we receive from purchases of a subscription to Duolingo Plus, a purchase of a Duolingo English Test, an in-app purchase for a virtual good and from advertising networks for advertisements served to our users. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, which is generally from one to twelve months.
For the three months ended March 31, 2022 and 2021, we generated $78.5 million and $50.5 million of subscription bookings, respectively, representing an increase of 56%. We grew subscription bookings by selling more first-time and renewal subscriptions. As we grow our user base, convert a greater proportion of users to first-time subscribers, increase renewal rates, and increase the proportion of re-subscribers, we increase subscription bookings.
For the three months ended March 31, 2022 and 2021, we generated $102.1 million and $65.8 million total bookings, respectively, representing an increase of 55%. We grew total bookings through the growth in subscription bookings noted above, in addition to growth in Advertising, the Duolingo English Test, and other bookings.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our Unaudited Condensed Consolidated Financial Statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA and free cash flow provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financials measures differently or not at all, which reduces their usefulness as comparative measures.
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

	Three Months Ended March 31,
(In thousands)	2022	2021
Net loss	$(12,154)	$(13,472)
Interest (income) expense, net	(33)	(2)
Provision for income taxes	28	17
Depreciation and amortization	774	600
Stock-based compensation expenses related to equity awards (1)	15,100	2,551
IPO and public company readiness costs (2)	231	480
Tender offer-related costs (3)	—	5,599
Other expenses (4)	—	5,098
Adjusted EBITDA	$3,946	$871
________________
(1)In addition to stock-compensation expense of $14,586 and $2,551 for the three months ended March 31, 2022 and 2021, respectively, this includes costs incurred related to taxes paid during three months ended March 31, 2022 on equity transactions of $514, of which $226 was included within Research and development, $15 was included within Sales and marketing and $273 was included within General and administrative in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2)IPO and public company readiness costs include costs associated with IPO readiness and establishment of our public company structure and processes, including consultant costs. These costs are included our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Sales and marketing	$—	$80
General and administrative	231	400
Total	$231	$480

(3)Includes costs related to our tender offer initiated in February 2021 including fees incurred, as follows:

(In thousands)	Cost of revenues	Research and development	Sales and marketing	General and administrative	Total
Tender offer	$10	$3,302	$173	$1,790	$5,275
Fees and taxes paid on tender offer	$—	$—	$—	$324	$324
Total	$10	$3,302	$173	$2,114	$5,599
(4)Represents one-time cash awards paid in 2021 to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended March 31, 2022 and 2021, we generated Adjusted EBITDA of $3.9 million and $0.9 million, respectively. The increase was due to a combination of our growth in revenue, improved gross margin, and reduction in operating expenses as a percentage of revenue.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment, and capitalized software development costs, and increased by IPO and public company readiness costs, taxes paid related to stock-based compensation equity awards and other costs, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$20,627	$5,123
Less: Capitalized software development costs	(1,117)	(939)
Less: Purchases of property and equipment	(1,327)	(839)
Plus: IPO and public company readiness costs (1)	231	480
Plus: Taxes paid related to stock-based compensation equity awards (2)	514	—
Free cash flow	$18,928	$3,825
________________
(1)IPO and public company readiness costs include costs associated with IPO readiness and establishment of our public company structure and processes, including consultant costs.
(2)Includes costs incurred related to taxes paid on equity transactions.

For the three months ended March 31, 2022 and 2021, we generated $18.9 million and $3.8 million of free cash flow, respectively. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities.
Impact of COVID-19
To date, the COVID-19 pandemic has not had a significant, negative impact on our operations or financial performance. We believe that COVID-19 increased our operating metrics and financial metrics for a period of time in 2020 due, in part, to stay at home and other social distancing measures, most notably in the second quarter of 2020. We believe the pandemic also increased adoption of the Duolingo English Test, an online, on-demand assessment of English proficiency, given its online accessibility and increased acceptance of the test by higher education programs around the world. We believe that the vast majority of universities are unlikely to stop accepting the test when the pandemic ends, we do not expect the Duolingo English Test to revert to pre-pandemic levels.
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
Results of Operations
Comparison for the three months ended March 31, 2022 and 2021
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual. We began to roll out a family plan during the second half of 2021 and as of March 31, 2022 offer it exclusively as an annual subscription. We have historically had a six-month subscription plan but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and our English assessment test, the Duolingo English Test.
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
Sales and Marketing. Sales and marketing expenses are expensed as incurred and consists primarily of brand advertising, marketing, digital and social media spend, field marketing, travel, trade show sponsorships and events, conferences, and employee-related compensation, including stock-based compensation for personnel engaged in sales and marketing functions, and amortization of non-revenue generating capitalized software used to promote Duolingo. We expect our sales and marketing expenses will decline as a percentage of revenues over the long-term.

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
Other Expense, Net of Other Income
Other expense, net of other income consists primarily of foreign currency exchange gains and losses in addition to interest expense, partially offset by income earned on our money market funds included in cash and cash equivalents and on our marketable securities.
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss data, including year-over-year change, for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Revenues	$81,220	$55,360	47%
Cost of revenues (1)	21,490	15,019	43
Gross profit	59,730	40,341	48
Operating expenses:
Research and development (1)	29,781	22,529	32
Sales and marketing (1) (2)	14,940	19,773	(24)
General and administrative (1)	26,856	11,453	134
Total operating expenses	71,577	53,755	33
Operating loss	(11,847)	(13,414)	(12)
Other expense, net of other income	(279)	(41)	580
Loss before provision for income taxes	(12,126)	(13,455)	(10)
Provision for income taxes	28	17	65
Net loss and comprehensive loss	$(12,154)	$(13,472)	(10)%
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of revenues	$6	$2
Research and development	3,632	1,111
Sales and marketing	348	68
General and administrative	10,600	1,370
Total	$14,586	$2,551

(2)Includes amortization of capitalized software for the three months ended March 31, 2022 and 2021 of $209 of $148, respectively. Amortization of capitalized software is recorded to cost of revenues and selling and marketing for revenue and non-revenue generating capitalized software, respectively. We had no revenue generating capitalized software amortizing during the periods presented.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for each of the periods presented as a percentage of revenue.

	Three Months Ended March 31,
	2022	2021
Revenues	100%	100%
Cost of revenues	26	27
Gross profit	74	73
Operating expenses:
Research and development	37	41
Sales and marketing	18	36
General and administrative	33	21
Total operating expenses	88	98
Operating loss	(15)	(24)
Other expense, net of other income	—	—
Loss before provision for income taxes	(15)	(24)
Provision for income taxes	—	—
Net loss and comprehensive loss	(15)%	(24)%
Revenues. Revenues increased $25.9 million, or 47%, to $81.2 million during the three months ended March 31, 2022, from revenues of $55.4 million during the three months ended March 31, 2021. The main driver was an increase in subscription revenue of $18.0 million, primarily due to an increase in the average number of paid subscribers during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. In addition, advertising revenues increased $2.5 million. The increase was driven by the increase in DAUs, which resulted in increased advertisements served, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Duolingo English Test revenue increased by $3.0 million due to an increase in the number of tests taken by international students applying to accepting programs, in addition to new marketing efforts. Finally, other revenue increased $2.4 million, due to the continued growth of in-app purchases.
The following table provides the changes in revenues by product type:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Subscription	$58,010	$40,055	$17,955	45%
Advertising	11,748	9,275	2,473	27%
Duolingo English Test	8,080	5,035	3,045	60%
Other	3,382	995	2,387	240%
Total revenues	$81,220	$55,360	$25,860	47%
Cost of Revenues and Gross Margin. Total gross margin increased to 73.5% during the three months ended March 31, 2022, from 72.9% during the three months ended March 31, 2021. This increase is mainly due to increased subscription margins driven by reduced payment processing fees for subscription revenue due to improved retention in addition to a change in Google’s fee structure which resulted in a reduction of payment processor fees, which was partially offset by a decrease in Duolingo English Test margins driven by increased proctoring costs.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended March 31,
	2022		2021
(in thousands)	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$21,490	73.5%	$15,019	72.9%
Operating Expenses
Research and Development. Research and development expense increased $7.3 million, or 32%, to $29.8 million during the three months ended March 31, 2022 from $22.5 million during the three months ended March 31, 2021. The increase is mainly due to an increase in net employee costs of $3.9 million, primarily attributable to $7.2 million from headcount growth, partially offset by $3.3 million related to one-time tender offer costs that occurred during the three months ended March 31, 2021. Contractor costs also increased $2.1 million during the three months ended March 31, 2022.
Research and development continues to be our largest operating expense as we invest heavily in it in order to drive user engagement with and customer satisfaction in our platform. This engagement and satisfaction, we believe, helps to drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense decreased $4.8 million, or 24%, to $14.9 million during the three months ended March 31, 2022 from $19.8 million during the three months ended March 31, 2021. This decrease was mainly due to the fact that $5.1 million of costs during the three months ended March 31, 2021 were related to one-time cash awards we granted to Duolingo contributors under our non-employee volunteer program, which we refer to as contributor awards. Additionally, our spend on other marketing was reduced during the three months ended March 31, 2022 as a result of applying learnings from 2021 which enabled us to acquire users more efficiently. These reductions were offset by an increase from our growth in sales and marketing headcount, which led to an increase in employee costs of $1.3 million.
General and Administrative. General and administrative expense increased $15.4 million, or 134%, to $26.9 million during the three months ended March 31, 2022 from $11.5 million during the three months ended March 31, 2021. The main drivers of this increase were related to the following:
•Increased stock-based compensation expense related to stock awards of $9.5 million, of which $8.0 million related to the performance-based RSUs issued to our founders which will continue through the life of the award,
•Increased costs incurred to expand to our facilities footprint of $1.3 million,
•Increased insurance costs associated with being a public company of $1.0 million,
•Increased net employee related costs of $0.9 million, due to an increase of $2.7 million due to increased headcount, offset by $1.8 million in one-time costs related to the tender offer which occurred in the three months ended March 31, 2021,
•Professional fees of $0.6 million, and
•Other increases of $2.1 million, due to increased headcount, contractor expense, travel, and sales and VAT taxes.

Other Expenses, Net of Other Income
Other expense, net of other income decreased $0.2 million, during the three months ended March 31, 2022 due to change in foreign currency rates, partially offset by an increase in interest earned.
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
As of March 31, 2022, we had $577.3 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist US government treasury and agency securities.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our unaudited condensed consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had deferred revenues of $119.1 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$20,627	$5,123
Net cash used for investing activities	(2,444)	(1,778)
Net cash provided by (used for) financing activities	5,226	(6,376)
Net increase (decrease) in cash and cash equivalents	$23,409	$(3,031)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses.

Cash provided by operating activities for the three months ended March 31, 2022 increased $15.5 million, or 303%, to $20.6 million. This increase was mainly due to the decrease of net loss adjusted by stock-based compensation expense, in addition to a slight increase in changes in working capital.
Investing Activities
Cash used in investing activities increased $0.7 million, or 37%, to $2.4 million for the three months ended March 31, 2022, from $1.8 million for the three months ended March 31, 2021. The increase is due to increased costs from capitalization of software development and capital expenditures to purchase property and equipment to support office space and site operations.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2022 was $5.2 million, which was due to proceeds from exercises of stock options. Cash use for financing activities for the three months ended March 31, 2021 was $6.4 million and primarily relates to the cash paid for the tender offer of $8.2 million in addition to amounts paid related to deferred offering costs of $0.2 million, partially offset by proceeds from exercises of stock options of $2.0 million.
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
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of Recent Accounting Pronouncements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2022, we had $509.8 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II Other Information
Item 1. Legal Proceedings
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results, and financial condition and future prospects. In such event, the market price of our Class A common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to March 31, 2022, our headcount grew from approximately 140 employees to over 500 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of March 31, 2022 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In 2022, we derived 51% of our revenue and 55% of our total bookings from the Apple App Store, and 20% of our revenue and 20% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. In 2021, approximately 15.4% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three months ended March 31, 2022 and 2021, our sales and marketing expenses were $14.9 million and $19.8 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
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
We use open source software, content and materials (“Open Source Materials”) in connection with a portion of our proprietary software and our service offerings and we expect to continue to use Open Source Materials in the future. Under certain circumstances, some open source licenses require users of the Open Source Materials to provide the user’s own proprietary source code to third parties upon request, to license the user’s own proprietary source code or other materials for the purpose of making derivative works, prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code, or require the relicensing of the Open Source Materials and derivatives thereof under the terms of the applicable license. While we employ practices designed to monitor our compliance with the licenses of third-party Open Source Materials and protect our proprietary source code and content, we cannot guarantee that we will be successful, that all Open Source Materials are reviewed prior to use in our products, that our developers have not incorporated Open Source Materials into our products, or that they will not do so in the future. Accordingly, we may face claims from others challenging our use of Open Source Materials or seeking to enforce the license terms applicable to such Open Source Materials, including by demanding public release of the Open Source Materials or derivative works or our proprietary source code and content that was developed or distributed in connection with such Open Source Materials. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software and content, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software, revise our content or otherwise incur additional costs. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by US or foreign courts. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 86.4% of the voting power of our capital stock as of March 31, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of March 31, 2022, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 86.4% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Moreover, as of March 31, 2022, the holders of up to 3,757,862 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of March 31, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 4,400,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 756,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus (defined below) and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
As a public reporting company, we are subject to rules and regulations established by the SEC and Nasdaq regarding our internal control over financial reporting. We may not complete needed improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock and your investment.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
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

DUOLINGO, INC.

Date: May 12, 2022	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)