Form 10-Q
period 2022-06-30
Duolingo, Inc.
filed 2022-08-05
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 3, 2022, 30,610,714 shares of the registrant's Class A common stock were outstanding, and 9,025,418 shares of the registrant's Class B common stock were outstanding.

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
•acceptance by educational organizations of technology-based education; and
•those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”).
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our operating metrics may not be comparable to those in prior periods. See the section titled “Risk Factors—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business”. Other companies, including companies in our industry, may calculate these metrics differently.
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in Part II, Item 1A. “Risk Factors.” This summary should be read in conjunction with Part II, Item 1A. “Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 83.4% of the voting power of our capital stock as of June 30, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$591,160	$553,922
Accounts receivable	28,209	33,163
Deferred cost of revenues	29,218	24,219
Prepaid expenses and other current assets	6,563	7,967
Total current assets	655,150	619,271
Property and equipment, net	13,356	8,211
Capitalized software, net	6,409	4,566
Operating lease right-of-use assets	24,511	28,369
Deferred tax assets	418	—
Other assets	1,206	894
Total assets	$701,050	$661,311

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,504	$7,818
Deferred revenues	128,194	98,267
Income tax payable	92	113
Accrued expenses and other current liabilities	17,536	12,933
Total current liabilities	147,326	119,131
Long-term obligation under operating leases	25,505	29,124
Total liabilities	172,831	148,255
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 2,000,000 shares of Class A common stock authorized and 30,031 issued and outstanding at June 30, 2022; 30,000 shares of Class B common stock authorized and 9,556 issued and outstanding at June 30, 2022; 2,000,000 shares of Class A common stock authorized and 16,645 issued and outstanding at December 31, 2021; 30,000 shares of Class B common stock authorized and 21,627 issued and outstanding at December 31, 2021	4	4
Additional paid-in capital	726,328	683,966
Accumulated deficit	(198,113)	(170,914)
Total stockholders’ equity	528,219	513,056
Total liabilities, convertible preferred stock and stockholders' equity	$701,050	$661,311
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$88,386	$58,803	$169,606	$114,163
Cost of revenues	23,869	16,137	45,359	31,156
Gross profit	64,517	42,666	124,247	83,007
Operating expenses:
Research and development	34,217	21,940	63,998	44,469
Sales and marketing	15,277	9,619	30,217	29,392
General and administrative	30,057	11,585	56,913	23,038
Total operating expenses	79,551	43,144	151,128	96,899
Loss from operations	(15,034)	(478)	(26,881)	(13,892)
Other income (expense), net	130	303	(149)	262
Loss before provision for income taxes	(14,904)	(175)	(27,030)	(13,630)
Provision for income taxes	141	1	169	18
Net loss and comprehensive loss	$(15,045)	$(176)	$(27,199)	$(13,648)
Net loss per share attributable to Class A and Class B common stockholders, basic	$(0.38)	$(0.01)	$(0.70)	$(1.05)
Net loss per share attributable to Class A and Class B common stockholders, diluted	$(0.38)	$(0.01)	$(0.70)	$(1.05)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—April 1, 2021	19,074	$182,609	13,118	$1	$26,465	$(124,251)	$(97,785)
Stock-based compensation	—	—	—	—	2,907	—	2,907
Stock options exercised	—	—	153	—	1,277	—	1,277
Net loss	—	—	—	—	—	(176)	(176)
BALANCE—June 30, 2021	19,074	$182,609	13,271	$1	$30,649	$(124,427)	$(93,777)
BALANCE—April 1, 2022	—	$—	39,077	$4	$703,778	$(183,068)	$520,714
Stock-based compensation	—	—	—	—	18,114	—	18,114
Stock options exercised	—	—	450	—	4,436	—	4,436
Release of restricted stock units	—	—	60	—	—	—	—
Net loss	—	—	—	—	—	(15,045)	(15,045)
BALANCE—June 30, 2022	—	$—	39,587	$4	$726,328	$(198,113)	$528,219
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED June 30, 2022 AND 2021
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2021	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Stock-based compensation	—	—	—	—	5,458	—	5,458
Stock options exercised	—	—	500	—	3,307	—	3,307
Common stock repurchased and retired	—	—	(23)	—	(868)	—	(868)
Options repurchased	—	—	—	—	(7,335)	—	(7,335)
Net loss	—	—	—	—	—	(13,648)	(13,648)
BALANCE—June 30, 2021	19,074	$182,609	13,271	$1	$30,649	$(124,427)	$(93,777)
BALANCE—January 1, 2022	—	$—	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation	—	—	—	—	32,700	—	32,700
Stock options exercised	—	—	1,206	—	9,662	—	9,662
Release of restricted stock units	—	—	109	—	—	—	—
Net loss	—	—	—	—	—	(27,199)	(27,199)
BALANCE—June 30, 2022	—	$—	39,587	$4	$726,328	$(198,113)	$528,219
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,199)	$(13,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,944	1,236
Stock-based compensation	32,700	5,458
Changes in assets and liabilities:
Deferred revenue	29,927	16,205
Accounts receivable	4,954	(4,679)
Deferred cost of revenues	(4,999)	(3,583)
Prepaid expenses and other current assets	(738)	847
Accounts payable	(6,314)	2,070
Accrued expenses and other current liabilities	3,505	(291)
Noncurrent assets and liabilities	(491)	612
Net cash provided by operating activities	33,289	4,227
Cash flows from investing activities:
Capitalized software	(2,522)	(1,656)
Purchase of property and equipment	(3,191)	(1,978)
Net cash used for investing activities	(5,713)	(3,634)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,662	3,307
Repurchases of stock options	—	(7,335)
Repurchase of common stock	—	(868)
Payments of deferred offering costs	—	(1,551)
Net cash provided by (used for) financing activities	9,662	(6,447)
Net increase (decrease) in cash and cash equivalents	37,238	(5,854)
Cash and cash equivalents - Beginning of period	553,922	120,490
Cash and cash equivalents - End of period	$591,160	$114,636

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$608	$58

Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in Current liabilities	$7	$—
Supplemental disclosure of noncash investing activities:
Capitalized software included in Current liabilities	$12	$75
Property and equipment included in Current liabilities	$1,058	$226
Landlord incentives included in Prepaid expenses and other current assets	$2,148	$—
Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$—	$1,076
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
Duolingo is a US-based language-learning website and mobile app, as well as a digital language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers a premium service, Super Duolingo (formerly called Duolingo Plus), for a subscription fee. As of the date of this filing, Duolingo offers courses in over 40 different languages, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the United States, China and Germany.
Principles of Consolidation—The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and six months ended June 30, 2022 and 2021. Unless otherwise specified, all dollar amounts are referred to in thousands.
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

	June 30, 2022	December 31, 2021
Cash	$80,701	$44,165
Money market funds	510,459	509,757
Total	$591,160	$553,922
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $10,593 and $7,685 for the three months ended June 30, 2022 and 2021, respectively, and $21,547 and $19,751 for the six months ended June 30, 2022 and 2021, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top two, Apple and Google, accounted for 51.7% and 26.2% of total Accounts receivable as of June 30, 2022, respectively. The top three service providers, Apple, Google and Stripe, accounted for 51.1%, 27.9% and 10.1% of total Accounts receivable as of December 31, 2021, respectively.
Two service providers, Apple and Google, processed 53.5% and 28.4%, and 52.3% and 28.8% of total Revenues for the three and six months ended June 30, 2022, respectively. Three services providers, Apple, Google, and Stripe, processed 51.6%, 29.3%, and 10.3%, and 50.9%, 28.8%, and 10.3% of total Revenues for the three and six months ended June 30, 2021, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and six months ended June 30, 2022 and 2021.
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
Revenue from time-based subscriptions includes a stand-ready obligation to provide hosting services that are consumed by the customer over the subscription period. Users can purchase Duolingo monthly or they can purchase a six-month or year-long subscription and pay for the subscription at the time of purchase. Under the year-long subscription, users can also purchase a single plan or a family plan. The family plan includes up to six users on one subscription. Such payments are initially recorded to deferred revenue. The user has the ability to download limited content offline. However, as there is a significant level of integration and interdependency with the online functionality, the Company considers the service to be a single performance obligation for the online and offline content.
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
Information regarding source of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over time	$65,194	$43,502	$123,204	$83,557
Point in time	23,192	15,301	46,402	30,606
Total revenue	$88,386	$58,803	$169,606	$114,163
Information regarding revenue by stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Subscription	$65,194	$43,502	$123,204	$83,557
Advertising	11,218	9,056	22,966	18,331
Duolingo English Test	8,036	4,833	16,116	9,868
Other (1)	3,938	1,412	7,320	2,407
Total revenues	$88,386	$58,803	$169,606	$114,163

________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Six Months Ended June 30,
	2022	2021
Beginning balance—January 1	$98,267	$54,792
Amount from beginning balance recognized into revenue	(69,597)	(41,498)
Recognition of deferred revenue	(63,821)	(45,378)
Deferral of revenue	163,345	103,081
Ending balance—June 30	$128,194	$70,997
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Leasehold improvements	$15,306	$10,258
Furniture, fixtures and equipment	4,403	3,053
Total property and equipment	19,709	13,311
Less: accumulated depreciation	(6,353)	(5,100)
Total property and equipment, net	$13,356	$8,211
Depreciation expense of $688 and $1,253 for the three and six months ended June 30, 2022, respectively, and $488 and $940, for the three and six months ended June 30, 2021, respectively is recorded in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development	$463	$34	$597	$34
Sales and marketing	59	4	78	4
General and administrative	166	450	578	902
Total	$688	$488	$1,253	$940
5.    CAPITALIZED SOFTWARE, net
Capitalized software consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Capitalized software	$13,678	$11,144
Less: accumulated amortization	(7,269)	(6,578)
Capitalized software, net	$6,409	$4,566
Amortization expense of $482 and $691 for the three and six months ended June 30, 2022, respectively, and $148 and $296 for the three and six months ended June 30, 2021, respectively, is recorded in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$273	$—	$273	$—
Sales and marketing	209	148	418	296
Total	$482	$148	$691	$296
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
Effective Tax Rate
The effective income tax rate was (0.9)% and (0.6)% as of the three months ended June 30, 2022 and 2021, respectively. The effective income tax rate for the six months ended June 30, 2022 and 2021 was (0.6)% and (0.1)%, respectively. The year over year changes in the rate are primarily due to the impact of a discrete tax expense recorded in the current quarter. The effective income tax rate was lower than the US federal statutory rate of 21.0% primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on US federal and state net deferred tax assets for the period ending June 30, 2022 as a result of pre-tax losses incurred since the Company’s inception in early 2012. The Company is projecting pre-tax loss in 2022. In the current quarter, the Company established a deferred tax asset of $418 with respect to its China subsidiary. The Company has evaluated the realizability of this deferred tax asset and as it is expected, on a more-likely-than-not basis, to be fully realized, no valuation allowance was recorded against it.
Current and Prior Period Tax Expense
For the three months ended June 30, 2022 and 2021, the Company recognized income tax expense of $141 and $1 on pretax losses of $14,904 and $175, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized income tax expense of $169 and $18 on pretax losses of $27,030 and $13,630, respectively. The expense recorded for the current period was impacted by a discrete item recorded during the period.
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
A summary of stock option and RSU activity under the Plans was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2022	6,255	$12.53	6.92	$585,339
Granted	—
Exercised	(1,206)	8.01
Repurchased	—
Forfeited and expired	(82)	16.53
Options outstanding at June 30, 2022	4,967	$13.56	6.69	$367,481
Options exercisable at June 30, 2022	3,825	$12.28	6.36	$287,888
The total intrinsic value of options exercised was approximately $95,677 and $17,970 for the period ended June 30, 2022 and 2021, respectively.

	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2022	730	$77.09
Granted	1,232	90.16
Released	(109)	67.53
Forfeited	(31)	66.91
Outstanding at June 30, 2022	1,822	$86.68
As of June 30, 2022, there was approximately $8,792 of unrecognized compensation cost related to stock options granted under the plans with a weighted-average period of approximately two years. The amount of unrecognized compensation expense for RSUs as of June 30, 2022 was $148,846 with a weighted-average period of approximately four years, for a total unrecognized compensation expense of $157,638.
There were 8,548 shares available for grant at June 30, 2022.
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
The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The stock-price hurdles for the first two tranches were met during 2021. No additional stock-price hurdles were met during the six months ended June 30, 2022. The Company recognized $8,108 and $16,127 of stock-based compensation expense related to these awards for the three and six months ended June 30, 2022, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2022, there is $78,228 of unrecognized compensation expense related to these awards.
Total stock-based compensation expense was $18,114 and $32,700 for the three and six months ended June 30, 2022, respectively, and $2,907 and $5,458 for the three and six months ended June 30, 2021, respectively.
Stock based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$10	$—	$16	$2
Research and development	5,773	1,105	9,405	2,216
Sales and marketing	595	72	943	140
General and administrative	11,736	1,730	22,336	3,100
Total	$18,114	$2,907	$32,700	$5,458
Nominal amounts of stock based compensation expense is capitalized into capitalized software for the three and six months ended June 30, 2022 and 2021.

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
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and six months ended June 30, 2022 and 2021.
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Obligations under current leases	$4,527	$3,336
Marketing related accruals	1,838	1,078
Sales and VAT tax accrual	2,117	2,319
Employee-related costs	2,666	2,075
Other	6,388	4,125
Total	$17,536	$12,933
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,059 and $2,042 for the three and six months ended June 30, 2022, respectively, and $781 and $1,483 for the three and six months ended June 30, 2021, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and six months ended June 30, 2022 or 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to Class A and Class B common shareholders	$(15,045)	$(176)	$(27,199)	$(13,648)
Denominator:
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	39,274	13,172	38,934	13,045
Basic loss per common share	$(0.38)	$(0.01)	$(0.70)	$(1.05)
Diluted loss per common share	$(0.38)	$(0.01)	$(0.70)	$(1.05)
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
Since the Company was in a net loss position for the three and six months ended June 30, 2022 and 2021, there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Convertible preferred stock	—	19,074	—	19,074
Founder awards where performance has been met	180	—	180	—
Vested RSUs	1	—	1	—
Stock options	3,825	4,431	3,825	4,431
Total	4,006	23,505	4,006	23,505
Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above table because the stock-price hurdles for those awards had not been met as of June 30, 2022.

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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 49 million monthly active users as of June 30, 2022. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended June 30,
(Operating metrics are in millions)	2022	2021
Operating Metrics
Monthly active users (MAUs)	49.5	37.9
Daily active users (DAUs)	13.2	9.1
Paid subscribers (at period end)	3.3	1.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Metrics
Subscription bookings	$74,123	$48,941	$152,662	$99,407
Total bookings	$97,467	$64,538	$199,521	$130,367

Non-GAAP Financial Measures
Net loss (GAAP)	$(15,045)	$(176)	$(27,199)	$(13,648)
Adjusted EBITDA	$4,198	$3,702	$8,144	$4,573

Net cash provided by operating activities (GAAP)	$12,662	$(896)	$33,289	$4,227
Free cash flow	$9,880	$2,104	$28,808	$5,929
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
We had approximately 49.5 million and 37.9 million MAUs for the three months ended June 30, 2022 and 2021, respectively, representing an increase of 31% from the prior year period. We grew MAUs through product initiatives that made the app more social and engaging and through marketing, both of which helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
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
We had approximately 13.2 million and 9.1 million DAUs for the three months ended June 30, 2022 and 2021, respectively, representing an increase of 44% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 26.6% from 24.2% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging, as well as through our marketing efforts.
Paid Subscribers. Paid subscribers are defined as users who pay for access to Super Duolingo (formerly called Duolingo Plus), including subscribers who pay for a family plan, and had an active subscription as of the end of the measurement period. Each unique user account is treated as a single paid subscriber regardless of whether such user purchases multiple subscriptions, and the count of paid subscribers does not include users who are currently on a free trial or who are non-paying members of a family plan.
As of June 30, 2022 and 2021, we had approximately 3.3 million and 1.9 million paid subscribers, respectively, representing an increase of 71% from the prior year period. We grew paid subscribers through product improvements that increased the size of our free user base, which led to higher conversion of free users to paid subscribers, and by better retaining subscribers.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from purchases of a subscription to Super Duolingo. Total bookings represent the amounts we receive from purchases of a subscription to Super Duolingo, a purchase of our English assessment test, the Duolingo English Test, an in-app purchase of a virtual good, and from advertising networks for advertisements served to our users. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, which is generally from one to twelve months.
For the three months ended June 30, 2022 and 2021 we generated $74.1 million and $48.9 million of subscription bookings, respectively, representing an increase of 51% from the prior year period. For the six months ended June 30, 2022 and 2021, we generated $152.7 million and $99.4 million of subscription bookings, respectively, representing an increase of 54% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions. As we grow our user base, convert a greater proportion of users to first-time subscribers, increase renewal rates, and increase the proportion of re-subscribers, we increase subscription bookings.
For the three months ended June 30, 2022 and 2021 we generated $97.5 million and $64.5 million, of total bookings, respectively, representing an increase of 51% from the prior year period. For the six months ended June 30, 2022 and 2021, we generated $199.5 million and $130.4 million total bookings, respectively, representing an increase of 53% from the prior year period. We grew total bookings through the growth in subscription bookings noted above, in addition to growth in advertising, the Duolingo English Test, and other bookings.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our Unaudited Condensed Consolidated Financial Statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA and free cash flow provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA. Adjusted EBITDA is defined as net loss excluding interest (income) expense, net, income tax provision, depreciation and amortization, Initial Public Offering (“IPO”) and public company costs, stock-based compensation expenses related to equity awards, tender offer-related costs and other expenses. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(15,045)	$(176)	$(27,199)	$(13,648)
Interest (income) expense, net	(669)	(1)	(702)	(3)
Provision for income taxes	141	1	169	18
Depreciation and amortization	1,170	636	1,944	1,236
Stock-based compensation expenses related to equity awards (1)	18,494	2,907	33,594	5,458
IPO and public company costs (2)	107	1,213	338	1,693
Tender offer-related costs (3)	—	—	—	5,599
Other expenses (4)	—	(878)	—	4,220
Adjusted EBITDA	$4,198	$3,702	$8,144	$4,573
________________
(1)In addition to stock-compensation expense of $18,114 and $2,907 for the three months ended June 30, 2022 and 2021, respectively, and $32,700 and $5,458 for the six months ended June 30, 2022 and 2021, respectively, this includes costs incurred related to taxes paid as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development	$147	$—	$373	$—
Sales and marketing	9	—	24	—
General and administrative	224	—	497	—
Total	$380	$—	$894	$—

(2)IPO and public company costs include costs associated with IPO readiness incurred in 2021 and costs associated with the establishment of our public company structure and processes, including consultant costs, a one-time fee associated with the set-up of our initial proxy statement, and fees paid to consultants and Deloitte for work in connection with remediation of the material weakness disclosed in our Annual Report on Form 10-K. These costs are included our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Sales and marketing	$—	$240		$320
General and administrative	107	973	338	1,373
Total	$107	$1,213	$338	$1,693

(3)Includes costs related to our tender offer initiated in February 2021 including fees incurred, as follows:

(In thousands)	Cost of revenues	Research and development	Sales and marketing	General and administrative	Total
Tender offer	$10	$3,302	$173	$1,790	$5,275
Fees and taxes paid on tender offer	—	—	—	324	324
Total	$10	$3,302	$173	$2,114	$5,599
(4)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended June 30, 2022 and 2021, we generated Adjusted EBITDA of $4.2 million and $3.7 million, respectively. For the six months ended June 30, 2022 and 2021, we generated Adjusted EBITDA of $8.1 million and $4.6 million, respectively. Adjusted EBITDA increased in both periods primarily due to growth in gross profit that was driven by higher revenue. While our operating expenses as a percentage of revenue increased compared to the prior year, the majority of the increase was due to stock-based compensation expense related to equity awards. On a non-GAAP basis, which excludes stock-based compensation expense, operating expense as a percentage of revenue increased only slightly for the three months ended June 30, 2022 and 2021 and decreased slightly during the six months ended June 30, 2022 and 2021.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by purchases of property and equipment and capitalized software development costs, and increased by IPO and public company costs, taxes paid related to stock-based compensation equity awards and other costs, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors, and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$12,662	$(896)	$33,289	$4,227
Less: Capitalized software development costs	(1,405)	(717)	(2,522)	(1,656)
Less: Purchases of property and equipment	(1,864)	(1,139)	(3,191)	(1,978)
Plus: IPO and public company costs (1)	107	1,213	338	1,693
Plus: Taxes paid related to stock-based compensation equity awards (2)	380	—	894	—
Plus: Other (3)	—	3,643	—	3,643
Free cash flow	$9,880	$2,104	$28,808	$5,929
________________
(1)IPO and public company costs include costs associated with IPO readiness incurred in 2021 and costs associated with the establishment of our public company structure and processes, including consultant costs, a one-time fee associated with the set-up of our initial proxy statement, and fees paid to consultants and Deloitte for work in connection with remediation of the material weakness disclosed in our Annual Report on Form 10-K.
(2)Includes costs incurred related to taxes paid on equity transactions.
(3)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss..

For the three months ended June 30, 2022 and 2021, we generated $9.9 million and $2.1 million of free cash flow, respectively. For the six months ended June 30, 2022 and 2021, we generated $28.8 million and $5.9 million of free cash flow, respectively. The increase in free cash flow in both periods was mainly attributable to the increase in net cash provided by operating activities.
Impact of COVID-19
To date, the COVID-19 pandemic has not had a significant, negative impact on our operations or financial performance. We believe that COVID-19 increased our operating metrics and financial metrics for a period of time in 2020 due, in part, to stay at home and other social distancing measures, most notably in the second quarter of 2020. We believe the pandemic also increased adoption of the Duolingo English Test, an online, on-demand assessment of English proficiency, given its online accessibility and increased acceptance of the test by higher education programs around the world. As of June 30, 2022, we've seen an increase in the number of accepting programs and we do not expect the Duolingo English Test to revert to pre-pandemic levels because we believe that the vast majority of the schools who have started accepting our test since the start of the pandemic will continue to do so.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, however, depends on certain developments, including ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or new variants of the virus. Any such developments may have adverse impacts on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or subscribers’ ability to pay, for our products and services. For additional information, see “Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the recent COVID-19 pandemic or other similar outbreaks.”
Results of Operations
Comparison for the three and six months ended June 30, 2022 and 2021
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual. We began to roll out a family plan during the second half of 2021 and as of June 30, 2022 offer it exclusively as an annual subscription. We have historically had a six-month subscription plan but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test.
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
Research and Development. We invest heavily in research and development in order to drive user engagement and customer satisfaction on our platform, which we believe helps to drive organic growth of new users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect to continue to spend a significant portion of our revenues on research and development in the future.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange gains and losses, and income earned on our money market funds included in cash and cash equivalents and on our marketable securities.
Provision for Income Taxes
The provision for Income Taxes represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. These foreign jurisdictions have different statutory tax rates than the United States. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss data, including year-over-year change, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenues	$88,386	$58,803	50%	$169,606	$114,163	49%
Cost of revenues (1) (2)	23,869	16,137	48	45,359	31,156	46
Gross profit	64,517	42,666	51	124,247	83,007	50
Operating expenses:
Research and development (1)	34,217	21,940	56	63,998	44,469	44
Sales and marketing (1) (2)	15,277	9,619	59	30,217	29,392	3
General and administrative (1)	30,057	11,585	159	56,913	23,038	147
Total operating expenses	79,551	43,144	84	151,128	96,899	56
Loss from operations	(15,034)	(478)	3,045	(26,881)	(13,892)	93
Other income (expense), net	130	303	(57)	(149)	262	(157)
Loss before provision for income taxes	(14,904)	(175)	8,417	(27,030)	(13,630)	98
Provision for income taxes	141	1	14,000	169	18	839
Net loss and comprehensive loss	$(15,045)	$(176)	8,448%	$(27,199)	$(13,648)	99%
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$10	$—	$16	$2
Research and development	5,773	1,105	9,405	2,216
Sales and marketing	595	72	943	140
General and administrative	11,736	1,730	22,336	3,100
Total	$18,114	$2,907	$32,700	$5,458

(2)Includes amortization of capitalized software as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues(a)	$273	$—	$273	$—
Sales and marketing(a)	209	148	418	296
Total	$482	$148	$691	$296
________________
(a) Amortization of capitalized software is recorded to cost of revenue and selling and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for each of the periods presented as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%
Cost of revenues	27	27	27	27
Gross profit	73	73	73	73
Operating expenses:
Research and development	39	37	38	39
Sales and marketing	17	16	18	26
General and administrative	34	20	34	20
Total operating expenses	90	73	89	85
Loss from operations	(17)	(1)	(16)	(12)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(17)	—	(16)	(12)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	(17)%	—%	(16)%	(12)%
Revenues
Revenues increased $29.6 million, or 50%, to $88.4 million during the three months ended June 30, 2022, from revenues of $58.8 million during the three months ended June 30, 2021. Revenues also increased $55.4 million, or 49%, to $169.6 million during the six months ended June 30, 2022, from revenues of $114.2 million during the six months ended June 30, 2021. The main drivers of the increase for both periods were:
•Subscription revenue increased $21.7 million during the three months ended June 30, 2022 and $39.6 million during the six months ended June 30, 2022, primarily due to an increase in the average number of paid subscribers during the periods presented;
•Advertising revenue increased $2.2 million during the three months ended June 30, 2022 and $4.6 million during the six months ended June 30, 2022. These increases were driven by the increase in DAUs, which resulted in increased advertisements served, during the periods presented;
•Duolingo English Test revenue increased by $3.2 million during the three months ended June 30, 2022 and $6.2 million during the six months ended June 30, 2022 due to an increase in the number of international students taking the Duolingo English Test, driven in part by new marketing efforts; and
•Other revenue increased $2.5 million during the three months ended June 30, 2022 and $4.9 million during the six months ended June 30, 2022, primarily due to the growth of users and average in-app purchase revenue per user.

The following table provides the changes in revenues by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Subscription	$65,194	$43,502	$21,692	50%	$123,204	$83,557	$39,647	47%
Advertising	11,218	9,056	2,162	24	22,966	18,331	4,635	25
Duolingo English Test	8,036	4,833	3,203	66	16,116	9,868	6,248	63
Other	3,938	1,412	2,526	179	7,320	2,407	4,913	204
Total revenues	$88,386	$58,803	$29,583	50%	$169,606	$114,163	$55,443	49%
Cost of Revenues and Gross Margin. Total gross margin increased to 73.0% and 73.3% during the three and six months ended June 30, 2022, respectively from 72.6% and 72.7% during the three and six months ended June 30, 2021, respectively. This increase in both periods is mainly due to increased subscription margins from both improved retention and reduction in fees from Google. Offsetting this increase was a decline in Advertising margins, which was due to both decreases in average advertised revenue per DAU and to amortization expense from revenue generating capitalized software that was put into service during the three months ended June 30, 2022. We also had a decrease in Duolingo English Test margins driven by increased proctoring costs.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in thousands)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$23,869	73.0%	$16,137	72.6%	$45,359	73.3%	$31,156	72.7%
Operating Expenses
Research and Development. Research and development expense increased $12.3 million, or 56%, to $34.2 million during the three months ended June 30, 2022 from $21.9 million during the three months ended June 30, 2021, respectively. The increase is mainly due to an increase in employee costs from headcount growth of $9.2 million and contractor costs of $1.2 million during the three months ended June 30, 2022.
Research and development expense increased $19.5 million, or 44%, to $64.0 million during the six months ended June 30, 2022 from $44.5 million during the six months ended June 30, 2021. The increase is mainly due to an increase in net employee costs of $13.1 million, primarily attributable to $16.4 million from headcount growth, partially offset by $3.3 million related to one-time tender offer costs that occurred during the six months ended June 30, 2021, which did not occur again in the current year. Contractor costs also increased $3.3 million during the six months ended June 30, 2022.
Research and development continues to be our largest operating expense as we invest heavily in it in order to drive user engagement with and customer satisfaction in our platform. This engagement and satisfaction, we believe, helps to drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased $5.7 million, or 59%, to $15.3 million during the three months ended June 30, 2022 from $9.6 million during the three months ended June 30, 2021. The increase is due to increased direct marketing and other expenses of $3.2 million, growth in sales and marketing headcount resulting in an increase in employee costs of $1.6 million and a $0.9 million reduction in the accrual for the Duolingo contributors under our non-employee volunteer program we recorded during the three months ended June 30, 2021, which we refer to as contributor awards, which did not occur again in the current year.
Sales and marketing expense increased $0.8 million, or 3%, to $30.2 million during the six months ended June 30, 2022 from $29.4 million during the six months ended June 30, 2021. This increase was mainly due to increase in employee costs of $3.0 million due to the growth in headcount in addition to increased direct marketing and other expenses of $2.0 million. These increases were partially offset by $4.2 million of costs incurred during the six months ended June 30, 2021 related to the contributor awards, which did not occur again in the current year.
Direct marketing spend and other expenses as a percentage of revenue decreased for both periods presented as a result of applying learnings from 2021 which enabled us to acquire users more efficiently.
General and Administrative. General and administrative expense increased $18.5 million, or 159%, to $30.1 million during the three months ended June 30, 2022 from $11.6 million during the three months ended June 30, 2021. The main drivers of this increase were related to the following:
•Increased stock-based compensation expense related to stock awards of $10.2 million, of which $8.1 million related to the performance-based RSUs issued to our founders which will continue through the life of the award,
•Increased employee related costs of $2.9 million, due to increased headcount,
•Increased travel and meals expenses due to the ease in restrictions from COVID-19 of $1.6 million,
•Increased insurance costs associated with being a public company of $1.1 million,
•Increased costs incurred to expand to our facilities footprint of $1.0 million,
•Other net increases of $1.7 million, due to increased headcount, contractor expense, professional fees and sales and VAT taxes.
General and administrative expense increased $33.9 million, or 147%, to $56.9 million during the six months ended June 30, 2022 from $23.0 million during the six months ended June 30, 2021. The main drivers of this increase were related to the following:
•Increased stock-based compensation expense related to stock awards of $19.7 million, of which $16.1 million related to the performance-based RSUs issued to our founders which will continue through the life of the award,
•Increased net employee related costs of $3.8 million, due to an increase of $5.6 million due to increased headcount, offset by $1.8 million in one-time costs related to the tender offer which occurred in the six months ended June 30, 2021 and did not occur again in the current year,
•Increased travel and meals expenses due to the ease in restrictions from COVID-19 of $2.9 million,
•Increased costs incurred to expand to our facilities footprint of $2.3 million,
•Increased insurance costs associated with being a public company of $2.1 million,
•Professional fees of $1.2 million, and

•Other net increases of $1.9 million, due to increased headcount, contractor expense, travel, and sales and VAT taxes.
Other Income (Expense), Net
Other income (expense), net decreased $0.2 million and $0.4 million, during the three and six months ended June 30, 2022, respectively, due to change in foreign currency rates, partially offset by an increase in interest earned. Additionally, during the three months ended June 30, 2021, we recognized $0.2 million from the due to the sale of an R&D tax credit, which has not occurred during the current year.
Provision for Income Taxes
Provision for income taxes increased $0.1 million and $0.2 million, during the three and six months ended June 30, 2022, respectively, primarily attributable to estimated foreign and US state tax expenses for the current year. The provision for current period was also impacted by a discrete item recorded during the period.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity and debt securities.
As of June 30, 2022, we had $591.2 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of US government treasury and agency securities.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022, we had deferred revenues of $128.2 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$33,289	$4,227
Net cash used for investing activities	(5,713)	(3,634)
Net cash provided by (used for) financing activities	9,662	(6,447)
Net increase (decrease) in cash and cash equivalents	$37,238	$(5,854)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses.
Cash provided by operating activities for the six months ended June 30, 2022 increased $29.1 million, or 688%, to $33.3 million. This increase was mainly due to the decrease of net loss adjusted by stock-based compensation expense, in addition to an increase in deferred revenue.
Investing Activities
Cash used in investing activities increased $2.1 million, or 57%, to $5.7 million for the six months ended June 30, 2022, from $3.6 million for the six months ended June 30, 2021. The increase is due to increased costs from capitalization of software development and capital expenditures to purchase property and equipment to support office space and site operations.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2022 was $9.7 million, which was due to proceeds from exercises of stock options. Cash used for financing activities for the six months ended June 30, 2021 was $6.4 million and primarily relates to the cash paid for the tender offer of $8.2 million in addition to amounts paid related to deferred offering costs of $1.6 million, partially offset by proceeds from exercises of stock options of $3.3 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2022, we had $510.5 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Inflation Risk
Inflationary factors such as increases in costs may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, which may increase as the United States experiences increasing inflation, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results, and financial condition and future prospects. In such event, the market price of our Class A common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to June 30, 2022, our headcount grew from approximately 140 employees to over 500 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
•changes in the legislative or regulatory environment, including with respect to privacy, intellectual property, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees; and
•changes in business or macroeconomic conditions, including the impact of the COVID-19 pandemic, lower consumer confidence in our business or in the online learning industry generally,

recessionary conditions, increased inflation, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts, or natural disasters.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of June 30, 2022 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In the six months ended June 30, 2022, we derived 52% of our revenue and 56% of our total bookings from the Apple App Store, and 20% of our revenue and 19% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three months ended June 30, 2022 and 2021, our sales and marketing expenses were $15.3 million and $9.6 million, respectively. For the six months ended June 30, 2022 and 2021, our sales and marketing expenses were $30.2 million and $29.4 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
We are subject to certain risks as a mission-based company.
We believe that a critical contributor to our success has been our commitment to make free language learning available worldwide in an effort to help people throughout the world improve their economic outcomes. The mission of Duolingo is a significant part of our business strategy and who we are as a company. We believe that Duolingo users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Duolingo’s mission. For example, maintaining a free version of the app that is both effective and enjoyable is central to Duolingo’s mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission, such as features that are only available to Super Duolingo (formerly called Duolingo Plus) subscribers or changes to the free offering that are viewed as undermining how fun or effective the free offering is. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of our users.
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
Our employees, consultants and third party providers could engage in misconduct that materially and adversely affects us. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. These laws and regulations may restrict or prohibit a wide range of pricing, discounting and other business arrangements. Such misconduct could result in legal or regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, if any of our employees, consultants or third party providers were to engage in or be accused of misconduct, we could be exposed to legal liability, incur substantial costs, our business and reputation could be materially adversely affected, and we could fail to retain key employees. See “—Unfavorable media coverage could materially adversely affect our business, brand image or reputation.”
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
In addition to the factors listed above, we have invested to expand our operations in China, which is an intensely competitive market, both on the consumer side and from a talent perspective. We expect to continue to incur significant expenses to operate our business in China, and we may not achieve profitability in that market. As we expand our operations in China, the above factors, sentiment of the workforce in China, and China’s policy towards foreign direct investment and for profit educational technology companies may particularly impact our operations in China. Further, as we expand our operations in China, we expect to continue to make modifications to the way our website, mobile apps, offerings, and features function in China as compared to other countries. In addition, we need to ensure that our business practices in China are compliant with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions. For instance, in the fall of 2021 our language learning application became unavailable for download on most app stores in China. While this was temporary and we were reinstated in May 2022, it serves as an example of how the Chinese regulatory regime could adversely impact our efforts in China. Our office of over 30 employees in Beijing makes it easier for the Chinese authorities to bring enforcement actions against us.
The occurrence or impact of any or all of the events described above could materially adversely affect our international operations, which could in turn materially adversely affect our business, financial condition and results of operations.
Our business and results of operations may be materially adversely affected by the COVID-19 pandemic or other similar outbreaks.
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
A public health epidemic or pandemic, including the COVID-19 pandemic, poses the risk that Duolingo or its employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and well-being of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, in response to the COVID-19 pandemic, we have taken several precautions that may adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing office locations.

A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets. The COVID-19 pandemic has caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity.
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
We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic; however, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by COVID-19, which could impede our anticipated growth.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in this Quarterly Report on Form 10-Q, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially adversely affect our business, financial condition, and results of operations.
An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.
Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, inflation, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 pandemic, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations. In addition, political instability or adverse political developments, could harm our business, financial condition and results of operations.
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
In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. Our products and systems rely on software and hardware that are highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including software bugs and human errors. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant. We do not have a formal disaster recovery plan, and system backups do not account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—Security breaches of our networks, systems or applications, improper unauthorized access to or disclosure of our proprietary data or user-related data, including personal data, other hacking and phishing attacks on our systems or service, or other cyber incidents could disrupt our services or compromise sensitive information related to our business and/or personal data processed by us or on our behalf and expose us to liability, which could harm our reputation and materially adversely affect our business.”
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
We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions could be time consuming and expensive and could distract our personnel from their normal responsibilities. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 1. Legal Proceedings.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 83.4% of the voting power of our capital stock as of June 30, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of June 30, 2022, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 83.4% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Moreover, as of June 30, 2022, the holders of up to 1,883,986 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of June 30, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 3,932,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 1,822,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus (defined below) and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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

DUOLINGO, INC.

Date: August 4, 2022	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)