Form 10-Q
period 2022-09-30
Duolingo, Inc.
filed 2022-11-14
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 9, 2022, 31,279,319 shares of the registrant's Class A common stock were outstanding, and 8,890,418 shares of the registrant's Class B common stock were outstanding.

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
Without limiting the generality of the foregoing, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are neither promises nor guarantees, but involve a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 82.1% of the voting power of our outstanding capital stock as of September 30, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$599,967	$553,922
Accounts receivable	30,197	33,163
Deferred cost of revenues	30,258	24,219
Prepaid expenses and other current assets	7,909	7,967
Total current assets	668,331	619,271
Property and equipment, net	13,191	8,211
Capitalized software, net	7,018	4,566
Operating lease right-of-use assets	23,150	28,369
Deferred tax assets	418	—
Other assets	1,591	894
Total assets	$713,699	$661,311

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,363	$7,818
Deferred revenues	134,944	98,267
Income tax payable	145	113
Accrued expenses and other current liabilities	17,178	12,933
Total current liabilities	155,630	119,131
Long-term obligation under operating leases	24,243	29,124
Total liabilities	179,873	148,255
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 2,000,000 shares of Class A common stock authorized and 31,176 issued and outstanding at September 30, 2022; 30,000 shares of Class B common stock authorized and 8,910 issued and outstanding at September 30, 2022; 2,000,000 shares of Class A common stock authorized and 16,645 issued and outstanding at December 31, 2021; 30,000 shares of Class B common stock authorized and 21,627 issued and outstanding at December 31, 2021	4	4
Additional paid-in capital	750,380	683,966
Accumulated deficit	(216,558)	(170,914)
Total stockholders’ equity	533,826	513,056
Total liabilities, convertible preferred stock and stockholders' equity	$713,699	$661,311
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$96,065	$63,595	$265,671	$177,758
Cost of revenues	26,302	18,078	71,661	49,234
Gross profit	69,763	45,517	194,010	128,524
Operating expenses:
Research and development	41,976	29,345	105,974	73,814
Sales and marketing	17,721	15,267	47,938	44,659
General and administrative	30,228	29,605	87,141	52,643
Total operating expenses	89,925	74,217	241,053	171,116
Loss from operations	(20,162)	(28,700)	(47,043)	(42,592)
Other income (expense), net	1,770	(219)	1,621	43
Loss before provision for income taxes	(18,392)	(28,919)	(45,422)	(42,549)
Provision for income taxes	53	51	222	69
Net loss and comprehensive loss	$(18,445)	$(28,970)	$(45,644)	$(42,618)
Net loss per share attributable to Class A and Class B common stockholders, basic	$(0.46)	$(0.98)	$(1.16)	$(2.29)
Net loss per share attributable to Class A and Class B common stockholders, diluted	$(0.46)	$(0.98)	$(1.16)	$(2.29)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—July 1, 2021	19,074	$182,609	13,271	$1	$30,649	$(124,427)	$(93,777)
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs	—	—	4,466	1	426,191	—	426,192
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,074)	(182,609)	19,074	2	182,607	—	182,609
Stock-based compensation	—	—	—	—	20,662	—	20,662
Stock options exercised	—	—	634	—	4,015	—	4,015
Net loss	—	—	—	—	—	(28,970)	(28,970)
BALANCE—September 30, 2021	—	$—	37,445	$4	$664,124	$(153,397)	$510,731
BALANCE—July 1, 2022	—	$—	39,587	$4	$726,328	$(198,113)	$528,219
Stock-based compensation	—	—	—	—	20,488	—	20,488
Stock options exercised	—	—	379	—	3,564	—	3,564
Release of restricted stock units	—	—	120	—	—	—	—
Net loss	—	—	—	—	—	(18,445)	(18,445)
BALANCE—September 30, 2022	—	$—	40,086	$4	$750,380	$(216,558)	$533,826
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED September 30, 2022 AND 2021
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2021	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs			4,466	$1	$426,191		$426,192
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,074)	(182,609)	19,074	2	182,607	—	182,609
Stock-based compensation	—	—	—	—	26,120	—	26,120
Stock options exercised	—	—	1,134	—	7,322	—	7,322
Common stock repurchased and retired	—	—	(23)	—	(868)	—	(868)
Options repurchased	—	—	—	—	(7,335)	—	(7,335)
Net loss	—	—	—	—	—	(42,618)	(42,618)
BALANCE—September 30, 2021	—	$—	37,445	$4	$664,124	$(153,397)	$510,731
BALANCE—January 1, 2022	—	$—	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation	—	—	—	—	53,188	—	53,188
Stock options exercised	—	—	1,585	—	13,226	—	13,226
Release of restricted stock units	—	—	229	—	—	—	—
Net loss	—	—	—	—	—	(45,644)	(45,644)
BALANCE—September 30, 2022	—	$—	40,086	$4	$750,380	$(216,558)	$533,826
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(45,644)	$(42,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,426	1,969
Stock-based compensation	53,188	26,120
Changes in assets and liabilities:
Deferred revenue	36,677	25,668
Accounts receivable	2,966	(287)
Deferred cost of revenues	(6,039)	(6,141)
Prepaid expenses and other current assets	(2,154)	(2,559)
Accounts payable	(3,864)	6,512
Accrued expenses and other current liabilities	4,269	409
Noncurrent assets and liabilities	(777)	(335)
Net cash provided by operating activities	42,048	8,738
Cash flows from investing activities:
Capitalized software	(3,959)	(2,035)
Purchase of property and equipment	(5,270)	(3,063)
Net cash used for investing activities	(9,229)	(5,098)
Cash flows from financing activities:
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs	—	426,191
Proceeds from exercise of stock options	13,226	7,322
Repurchases of stock options	—	(7,335)
Repurchase of common stock	—	(868)
Net cash provided by financing activities	13,226	425,310
Net increase in cash and cash equivalents	46,045	428,950
Cash and cash equivalents - Beginning of period	553,922	120,490
Cash and cash equivalents - End of period	$599,967	$549,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$608	$94
Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in Current liabilities	$—	$27
Supplemental disclosure of noncash investing activities:
Capitalized software included in Current liabilities	$8	$337
Property and equipment included in Current liabilities	$45	$2
Landlord incentives included in Prepaid expenses and other current assets	$2,148	$—
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and nine months ended September 30, 2022 and 2021. Unless otherwise specified, all dollar amounts are referred to in thousands.
The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies consistent with the annual consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q, in preparing these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2021 included in the Annual report on Form 10-K and filed with the SEC.
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

	September 30, 2022	December 31, 2021
Cash	$87,248	$44,165
Money market funds	512,719	509,757
Total	$599,967	$553,922
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $12,807 and $12,013 for the three months ended September 30, 2022 and 2021, respectively, and $34,354 and $31,764 for the nine months ended September 30, 2022 and 2021, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top two, Apple and Google, accounted for 54.6% and 26.6% of total Accounts receivable as of September 30, 2022, respectively. The top three service providers, Apple, Google and Stripe, accounted for 51.1%, 27.9% and 10.1% of total Accounts receivable as of December 31, 2021, respectively.
Two service providers, Apple and Google, processed 55.2% and 27.7%, and 53.4% and 28.4% of total Revenues for the three and nine months ended September 30, 2022, respectively. Three services providers, Apple, Google, and Stripe, processed 51.6%, 29.3% and 12.1%, and 51.2%, 29.0% and 11.0% of total Revenues for the three and nine months ended September 30, 2021, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and nine months ended September 30, 2022 and 2021.
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
Information regarding source of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over time	$72,172	$46,030	$195,376	$129,587
Point in time	23,893	17,565	70,295	48,171
Total revenue	$96,065	$63,595	$265,671	$177,758
Information regarding revenue by stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscription	$72,172	$46,030	$195,376	$129,587
Advertising	10,619	9,029	33,585	27,360
Duolingo English Test	8,192	6,695	24,308	16,563
Other (1)	5,082	1,841	12,402	4,248
Total revenues	$96,065	$63,595	$265,671	$177,758

________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Nine Months Ended September 30,
	2022	2021
Beginning balance—January 1	$98,267	$54,792
Amount from beginning balance recognized into revenue	(89,387)	(51,254)
Recognition of deferred revenue	(122,527)	(83,088)
Deferral of revenue	248,591	160,010
Ending balance—September 30	$134,944	$80,460
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Leasehold improvements	$15,602	$10,258
Furniture, fixtures and equipment	4,942	3,053
Total property and equipment	20,544	13,311
Less: accumulated depreciation	(7,353)	(5,100)
Total property and equipment, net	$13,191	$8,211
Depreciation expense of $1,000 and $2,253 for the three and nine months ended September 30, 2022, respectively, and $545 and $1,485, for the three and nine months ended September 30, 2021, respectively is recorded in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$627	$99	$1,224	$133
Sales and marketing	78	13	156	17
General and administrative	295	433	873	1,335
Total	$1,000	$545	$2,253	$1,485

5.    CAPITALIZED SOFTWARE, net
Capitalized software consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Capitalized software	$14,769	$11,144
Less: accumulated amortization	(7,751)	(6,578)
Capitalized software, net	$7,018	$4,566
Amortization expense of $482 and $1,173 for the three and nine months ended September 30, 2022, respectively, and $188 and $484 for the three and nine months ended September 30, 2021, respectively, is recorded in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$274	$—	$547	$—
Sales and marketing	208	188	626	484
Total	$482	$188	$1,173	$484
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
Effective Tax Rate
The effective income tax rate was (0.3)% and (0.2)% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rate for the nine months ended September 30, 2022 and 2021 was (0.5)% and (0.2)%, respectively. The year over year changes in the rate are primarily due to the impact of a discrete tax expense recorded in the second quarter. The effective income tax rate was lower than the US federal statutory rate of 21.0% primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on US federal and state net deferred tax assets for the period ending September 30, 2022 as a result of pre-tax losses incurred since the Company’s inception in early 2012. The Company is projecting pre-tax loss in 2022. In the second quarter, the Company established a deferred tax asset of $418 with respect to its China subsidiary. The Company has evaluated the realizability of this deferred tax asset and as it is expected, on a more-likely-than-not basis, to be fully realized, no valuation allowance was recorded against it.
Current and Prior Period Tax Expense
For the three months ended September 30, 2022 and 2021, the Company recognized income tax expense of $53 and $51 on pretax losses of $18,392 and $28,919, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized income tax expense of $222 and $69 on pretax losses of $45,422 and $42,549, respectively.

7.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. On each January 1, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan have been, and through January 1, 2031, will be, increased by the lesser of (i) 5% of the shares outstanding on the preceding December 31 (calculated on an as-converted basis) and (B) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the 2021 Plan). On January 1, 2022, the 2021 Plan and ESPP were increased by 1,913 shares and 166 shares, respectively.
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
A summary of stock option and RSU activity under the Plans was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2022	6,255	$12.53	6.92	$585,339
Granted	—	—
Exercised	(1,585)	8.34
Repurchased	—	—
Forfeited and expired	(95)	16.82
Options outstanding at September 30, 2022	4,575	$13.89	6.49	$372,206
Options exercisable at September 30, 2022	3,671	$12.78	6.22	$302,468
The total intrinsic value of options exercised was approximately $129,725 and $102,628 for the period ended September 30, 2022 and 2021, respectively.

	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2022	730	$77.09
Granted	1,415	92.10
Released	(229)	78.44
Forfeited	(62)	80.08
Outstanding at September 30, 2022	1,854	$88.28
As of September 30, 2022, there was approximately $6,955 of unrecognized compensation cost related to stock options granted under the plans with a weighted-average period of approximately two years. The amount of unrecognized compensation expense for RSUs as of September 30, 2022 was $154,113 with a weighted-average period of approximately three years, for a total unrecognized compensation expense of $161,068.
There were 8,409 shares available for grant at September 30, 2022.
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
The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The stock-price hurdles for the first two tranches were met during 2021. No additional stock-price hurdles were met during the nine months ended September 30, 2022. The Company recognized $7,572 and $23,699 of stock-based compensation expense related to these awards for the three and nine months ended September 30, 2022, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2022, there is $70,656 of unrecognized compensation expense related to these awards.
Total stock-based compensation expense was $20,488 and $53,188 for the three and nine months ended September 30, 2022, respectively, and $20,662 and $26,120 for the three and nine months ended September 30, 2021, respectively.
Stock based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$11	$6	$27	$8
Research and development	8,030	3,533	17,435	5,749
Sales and marketing	786	408	1,729	548
General and administrative	11,661	16,715	33,997	19,815
Total	$20,488	$20,662	$53,188	$26,120
Nominal amounts of stock based compensation expense is capitalized into capitalized software for the three and nine months ended September 30, 2022 and 2021.

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
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and nine months ended September 30, 2022 and 2021.
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Obligations under current leases	$4,636	$3,336
Employee-related costs	3,699	2,075
Sales and VAT tax accrual	2,159	2,319
Marketing related accruals	918	1,078
Other	5,766	4,125
Total	$17,178	$12,933
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,097 and $3,139 for the three and nine months ended September 30, 2022, respectively, and $877 and $2,360 for the three and nine months ended September 30, 2021, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and nine months ended September 30, 2022 or 2021.
11.    LOSS PER SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to Class A and Class B common shareholders	$(18,445)	$(28,970)	$(45,644)	$(42,618)
Denominator:
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	39,753	29,531	39,210	18,600
Basic loss per common share	$(0.46)	$(0.98)	$(1.16)	$(2.29)
Diluted loss per common share	$(0.46)	$(0.98)	$(1.16)	$(2.29)
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
Since the Company was in a net loss position for the three and nine months ended September 30, 2022 and 2021, there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Three and Nine Months Ended September 30,
(in thousands)	2022	2021
Founder awards where performance has been met	180	90
Stock options	3,671	4,830
Vested, not released, RSUs	3	—
Total	3,854	4,920
Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above table because the stock-price hurdles for those awards had not been met as of September 30, 2022.

12.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:
On October 3, 2022, the Company completed the acquisition of the assets of Gunner Made LLC (“Gunner”), a wholly owned entity of PNG Holdings LLC, a design and animation studio based in Detroit, Michigan. The acquisition of Gunner added fifteen new designers, illustrators, and animators to Duolingo’s existing design teams. The total consideration was $4.5 million, of which $4 million was paid in cash upon closing and $0.5 million will be paid after one year of continued service of certain Gunner employees. The Company is currently in the process of completing the preliminary purchase price allocation, which will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2022.
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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 56 million monthly active users as of September 30, 2022. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended September 30,
(Operating metrics are in millions)	2022	2021
Operating Metrics
Monthly active users (MAUs)	56.5	41.7
Daily active users (DAUs)	14.9	9.8
Paid subscribers (at period end)	3.7	2.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Metrics
Subscription bookings	$78,858	$55,362	$231,520	$154,768
Total bookings	$102,738	$73,058	$302,259	$203,426

Non-GAAP Financial Measures
Net loss (GAAP)	$(18,445)	$(28,970)	$(45,644)	$(42,618)
Adjusted EBITDA	$2,130	$(5,968)	$10,274	$(1,395)

Net cash provided by operating activities (GAAP)	$8,759	$4,511	$42,048	$8,738
Free cash flow	$6,055	$5,184	$34,863	$11,113
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
We had approximately 56.5 million and 41.7 million MAUs for the three months ended September 30, 2022 and 2021, respectively, representing an increase of 35% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging and through marketing, both of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
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
We had approximately 14.9 million and 9.8 million DAUs for the three months ended September 30, 2022 and 2021, respectively, representing an increase of 51% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 26.3% from 23.5% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging, as well as through our marketing efforts.
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
As of September 30, 2022 and 2021, we had approximately 3.7 million and 2.2 million paid subscribers, respectively, representing an increase of 68% from the prior year period. We grew paid subscribers through product improvements and marketing that increased the size of our free user base, through product improvements, including premium features and better in-app merchandising like purchase page optimization, packaging and pricing that led to higher conversion of free users to paid subscribers, and steady subscriber retention.
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
For the three months ended September 30, 2022 and 2021 we generated $78.9 million and $55.4 million of subscription bookings, respectively, representing an increase of 42% from the prior year period. For the nine months ended September 30, 2022 and 2021, we generated $231.5 million and $154.8 million of subscription bookings, respectively, representing an increase of 50% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions. Subscription bookings grow when we convert a greater proportion of users to first-time subscribers, and increase renewal rates.
For the three months ended September 30, 2022 and 2021 we generated $102.7 million and $73.1 million, of total bookings, respectively, representing an increase of 41% from the prior year period. For the nine months ended September 30, 2022 and 2021, we generated $302.3 million and $203.4 million total bookings, respectively, representing an increase of 49% from the prior year period. We grew total bookings through the growth in subscription bookings noted above, in addition to growth in advertising, the Duolingo English Test, and other bookings.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net loss excluding interest (income) expense, net, income tax provision, depreciation and amortization, stock-based compensation expenses related to equity awards, IPO and public company costs, transaction costs related to an acquisition, tender offer-related costs and other expenses. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(18,445)	$(28,970)	$(45,644)	$(42,618)
Interest (income) expense, net	(2,260)	(4)	(2,962)	(7)
Provision for income taxes	53	51	222	69
Depreciation and amortization	1,482	733	3,426	1,969
Stock-based compensation expenses related to equity awards (1)	21,123	20,662	54,717	26,120
IPO and public company costs (2)	—	1,560	338	3,253
Transaction costs (3)	177	—	177	—
Tender offer-related costs (4)	—	—	—	5,599
Other expenses (5)	—	—	—	4,220
Adjusted EBITDA	$2,130	$(5,968)	$10,274	$(1,395)
________________
(1)In addition to stock-compensation expense of $20,488 and $20,662 for the three months ended September 30, 2022 and 2021, respectively, and $53,188 and $26,120 for the nine months ended September 30, 2022 and 2021, respectively, this includes costs incurred related to taxes paid as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$213	—	$586	$—
Sales and marketing	13	—	37	—
General and administrative	409	—	906	—
Total	$635	$—	$1,529	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$—	$46	$—	$46
Sales and marketing	—	139	—	459
General and administrative	—	1,375	338	2,748
Total	$—	$1,560	$338	$3,253

(3)Represents costs incurred related to an acquisition, including integration costs.

(4)Includes costs related to our tender offer initiated in February 2021 including fees incurred, as follows:

(In thousands)	Cost of revenues	Research and development	Sales and marketing	General and administrative	Total
Tender offer	$10	$3,302	$173	$1,790	$5,275
Fees and taxes paid on tender offer	—	—	—	324	324
Total	$10	$3,302	$173	$2,114	$5,599
(5)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended September 30, 2022 and 2021, we generated Adjusted EBITDA of $2.1 million and an Adjusted EBITDA loss of $6.0 million, respectively. For the nine months ended September 30, 2022 and 2021, we generated Adjusted EBITDA of $10.3 million and an Adjusted EBITDA loss of $1.4 million, respectively. Adjusted EBITDA increased in both periods due to a combination of our growth in revenue, improved gross margin, and reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment, and increased by IPO and public company costs, transaction costs related to an acquisition, taxes paid related to stock-based compensation equity awards and other costs, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors, and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$8,759	$4,511	$42,048	$8,738
Less: Capitalized software development costs	(1,437)	(379)	(3,959)	(2,035)
Less: Purchases of property and equipment	(2,079)	(1,085)	(5,270)	(3,063)
Plus: IPO and public company costs (1)	—	1,560	338	3,253
Plus: Transaction costs (2)	177	—	177	—
Plus: Taxes paid related to stock-based compensation equity awards (3)	635	—	1,529	—
Plus: Other (4)	—	577	—	4,220
Free cash flow	$6,055	$5,184	$34,863	$11,113
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
(2)Represents costs incurred related to an acquisition, including integration costs
(3)Includes costs incurred related to taxes paid on equity transactions.

(4)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss..

For the three months ended September 30, 2022 and 2021, we generated $6.1 million and $5.2 million of free cash flow, respectively. For the nine months ended September 30, 2022 and 2021, we generated $34.9 million and $11.1 million of free cash flow, respectively. The increase in free cash flow in both periods was mainly attributable to the increase in net cash provided by operating activities.
Impact of COVID-19
To date, the COVID-19 pandemic has not had a significant, negative impact on our operations or financial performance. We believe the pandemic increased adoption of the Duolingo English Test, an online, on-demand assessment of English proficiency, given its online accessibility and increased acceptance of the test by higher education programs around the world. As of September 30, 2022, we've seen an increase in the number of accepting programs and we do not expect the Duolingo English Test to revert to pre-pandemic levels because we believe that the vast majority of the schools who have started accepting our test since the start of the pandemic will continue to do so.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, however, depends on certain developments, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves or new variants of the virus. Any such developments may have adverse impacts on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or subscribers’ ability to pay, for our products and services. For additional information, see “Risk Factors—General Risk Factors—Our business and results of operations may be materially adversely affected by the recent COVID-19 pandemic or other similar outbreaks.”

Results of Operations
Comparison for the three and nine months ended September 30, 2022 and 2021
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual. We began to roll out a family plan during the second half of 2021 and as of September 30, 2022 offer it exclusively as an annual subscription. We have historically had a six-month subscription plan, but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test.
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
Research and Development. We invest heavily in research and development in order to drive user engagement and customer satisfaction on our platform, which we believe helps to drive organic growth of new users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products and product improvements may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect to continue to spend a significant portion of our revenues on research and development in the future.
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

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss data, including year-over-year change, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenues	$96,065	$63,595	51%	$265,671	$177,758	49%
Cost of revenues (1) (2)	26,302	18,078	45	71,661	49,234	46
Gross profit	69,763	45,517	53	194,010	128,524	51
Operating expenses:
Research and development (1)	41,976	29,345	43	105,974	73,814	44
Sales and marketing (1) (2)	17,721	15,267	16	47,938	44,659	7
General and administrative (1)	30,228	29,605	2	87,141	52,643	66
Total operating expenses	89,925	74,217	21	241,053	171,116	41
Loss from operations	(20,162)	(28,700)	(30)	(47,043)	(42,592)	10
Other income (expense), net	1,770	(219)	(908)	1,621	43	3,670
Loss before provision for income taxes	(18,392)	(28,919)	(36)	(45,422)	(42,549)	7
Provision for income taxes	53	51	4	222	69	222
Net loss and comprehensive loss	$(18,445)	$(28,970)	(36)%	$(45,644)	$(42,618)	7%
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$11	$6	$27	$8
Research and development	8,030	3,533	17,435	5,749
Sales and marketing	786	408	1,729	548
General and administrative	11,661	16,715	33,997	19,815
Total	$20,488	$20,662	$53,188	$26,120

(2)Includes amortization of capitalized software as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues (a)	$274	$—	$547	$—
Sales and marketing (a)	208	188	626	484
Total	$482	$188	$1,173	$484
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for each of the periods presented as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%
Cost of revenues	27	28	27	28
Gross profit	73	72	73	72
Operating expenses:
Research and development	44	46	40	42
Sales and marketing	18	24	18	25
General and administrative	31	47	33	30
Total operating expenses	94	117	91	97
Loss from operations	(21)	(45)	(18)	(24)
Other income (expense), net	2	—	1	—
Loss before provision for income taxes	(19)	—	(17)	(24)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	(19)%	(46)%	(17)%	(24)%
Revenues
Revenues increased $32.5 million, or 51%, to $96.1 million during the three months ended September 30, 2022, from revenues of $63.6 million during the three months ended September 30, 2021. Revenues also increased $87.9 million, or 49%, to $265.7 million during the nine months ended September 30, 2022, from revenues of $177.8 million during the nine months ended September 30, 2021. The main drivers of the increase for both periods were:
•Subscription revenue increased $26.1 million during the three months ended September 30, 2022 and $65.8 million during the nine months ended September 30, 2022, primarily due to an increase in the average number of paid subscribers during the periods presented;
•Advertising revenue increased $1.6 million during the three months ended September 30, 2022 and $6.2 million during the nine months ended September 30, 2022. These increases were driven by the increase in DAUs, which resulted in increased advertisements served, but partially offset by advertising pricing declines during the periods presented;
•Duolingo English Test revenue increased by $1.5 million during the three months ended September 30, 2022 and $7.7 million during the nine months ended September 30, 2022 due to an increase in the number of international students taking the Duolingo English Test, driven in part by new marketing efforts; and
•Other revenue increased $3.2 million during the three months ended September 30, 2022 and $8.2 million during the nine months ended September 30, 2022, primarily due to increase in DAUs and average in-app purchase revenue per user.

The following table provides the changes in revenues by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Subscription	$72,172	$46,030	$26,142	57%	$195,376	$129,587	$65,789	51%
Advertising	10,619	9,029	1,590	18	33,585	27,360	6,225	23
Duolingo English Test	8,192	6,695	1,497	22	24,308	16,563	7,745	47
Other	5,082	1,841	3,241	176	12,402	4,248	8,154	192
Total revenues	$96,065	$63,595	$32,470	51%	$265,671	$177,758	$87,913	49%
Cost of Revenues and Gross Margin. Total gross margin increased to 72.6% and 73.0% during the three and nine months ended September 30, 2022, respectively from 71.6% and 72.3% during the three and nine months ended September 30, 2021, respectively. This increase in both periods is mainly due to increased subscription margins from both improved retention and reduction in fees charged by the Google Play store. Offsetting this increase was a decline in Advertising margins, which was primarily due to decreases in average advertising revenue per DAU.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in thousands)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$26,302	72.6%	$18,078	71.6%	$71,661	73.0%	$49,234	72.3%
Operating Expenses
Research and Development. Research and development expense increased $12.6 million, or 43%, to $42.0 million during the three months ended September 30, 2022 from $29.3 million during the three months ended September 30, 2021, respectively. The increase was mainly due to:
•Increased employee costs from headcount growth of $11.7 million during the three months ended September 30, 2022. This increase was partially offset by a prior year cost of $1.3 million in stock-based compensation expense from restricted stock units (RSUs) where the performance based vesting condition was satisfied upon the IPO, which did not occur again in the current year,
•Increased web services and technology costs of $1.1 million,
•Increased travel and meal costs of $0.7 million due to the easing of restrictions related to COVID-19, and
•Increased other costs of $0.4 million incurred as our headcount grows and we expand our facilities footprint.

Research and development expense increased $32.2 million, or 44%, to $106.0 million during the nine months ended September 30, 2022 from $73.8 million during the nine months ended September 30, 2021. The increase was mainly due to:

•Increased employee costs from headcount growth of $28.1 million during the nine months ended September 30, 2022. This increase was partially offset by costs incurred in the nine months ended September 30, 2021 which did not occur again in the current year related to:
•$3.3 million of costs incurred in the prior year related to the tender offer, and
•$1.3 million in stock-based compensation expense from restricted stock units (RSUs) as mentioned above.
•Increased contractor costs of $3.5 million,
•Increased web services and technology costs of $3.2 million,
•Increased travel and meal costs of $1.7 million due to the easing of restrictions related to COVID-19, and
•Increased other costs of $0.3 million incurred as our headcount grows and we expand our facilities footprint.
Research and development continues to be our largest operating expense as we invest heavily in it in order to drive user engagement with and customer satisfaction in our platform. This engagement and satisfaction, we believe, helps to drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased $2.5 million, or 16%, to $17.7 million during the three months ended September 30, 2022 from $15.3 million during the three months ended September 30, 2021. The increase is due to growth in sales and marketing headcount resulting in an increase in employee costs of $1.5 million and increased direct marketing and other expenses of $1.2 million. These increases were offset by $0.2 million incurred related to RSU expense recorded upon the IPO, which did not occur again in the current year.
Sales and marketing expense increased $3.3 million, or 7%, to $47.9 million during the nine months ended September 30, 2022 from $44.7 million during the nine months ended September 30, 2021. This increase was mainly due to increase in employee costs of $4.5 million due to the growth in headcount in addition to increased direct marketing and other expenses of $3.4 million. These increases were partially offset by $4.2 million of costs incurred during the prior year related to the awards paid as part of phasing out our volunteer contributor program, $0.2 million related to RSUs expense mentioned above, and $0.2 million related to tender offer costs, neither of which occurred again in the current year.
Direct marketing spend and other expenses as a percentage of revenue decreased for both periods presented as a result of applying learnings from 2021 which enabled us to spend marketing expenses more efficiently.
General and Administrative. General and administrative expense increased $0.6 million, or 2%, to $30.2 million during the three months ended September 30, 2022 from $29.6 million during the three months ended September 30, 2021. The main drivers of this increase were related to increased headcount and travel, facilities costs as we increase our footprint, contractor expense, professional fees, transaction costs and sales and VAT taxes, which resulted in an increase of $3.7 million. These increases were offset by a net decline in employee related expenses of $3.1 million related to:
•Decrease in stock-based compensation expense of $4.6 million, mainly due to $6.1 million of costs incurred upon the IPO related to the acceleration of founder stock options and RSU expense during the three months ended September 30, 2021, which did not occur again in the current year, offset by increased stock-based compensation expense of $1.5 million due to increased headcount, and

•Increased other employee related costs of $1.5 million, also due to increased headcount.
General and administrative expense increased $34.5 million, or 66%, to $87.1 million during the nine months ended September 30, 2022 from $52.6 million during the nine months ended September 30, 2021. The main drivers of this increase were related to the following:
•Increased stock-based compensation expenses of $15.1 million, which was the net impact of increases due to both $15.4 million related to founder awards which were granted upon the IPO during the nine months ended September 30, 2021, and $5.8 million of costs from increased headcount. These increases were partially offset by costs incurred upon the IPO of $6.1 million related to increased stock-based compensation expense for the acceleration of founder stock options and RSUs, which did not occur again in the current year,
•Increased net employee related costs of $5.3 million, due to an increase of $7.1 million from increased headcount, offset by $1.8 million in one-time costs related to the tender offer which occurred in the nine months ended September 30, 2021 and did not occur again in the current year,
•Increased travel and meals expenses due to the easing of restrictions related to COVID-19 of $4.0 million,
•Increased costs incurred to expand to our facilities footprint of $3.1 million,
•Increased insurance costs associated with being a public company of $2.1 million, and
•Other net increases of $4.9 million, due to increased headcount, professional fees, contractor expense, transaction costs and sales and VAT taxes.
Other Income (Expense), Net
Other income (expense), net increased $2.0 million and $1.6 million, during the three and nine months ended September 30, 2022, respectively, mainly due to an increase in interest income earned on our money market funds, partially offset by the impact from changes in foreign currency rates.
Provision for Income Taxes
Provision for income taxes remained flat during the three months ended September 30, 2022 and increased $0.2 million, during the nine months ended September 30, 2022, primarily attributable to estimated foreign and US state tax expenses for the current year. The provision for current period was also impacted by a discrete item recorded during the nine months ended September 30, 2022.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity and debt securities.
As of September 30, 2022, we had $600.0 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of US government treasury and agency securities.
We believe that our existing cash and cash equivalents, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from our payment processing platforms, the expansion of our sales and marketing activities, the introduction of new products and the enhancements to existing products, and the current uncertainty in the global markets. We may be required to seek additional equity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022, we had deferred revenues of $134.9 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$42,048	$8,738
Net cash used for investing activities	(9,229)	(5,098)
Net cash provided by financing activities	13,226	425,310
Net increase in cash and cash equivalents	$46,045	$428,950
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses and overhead expenses.
Cash provided by operating activities for the nine months ended September 30, 2022 increased $33.3 million, or 381%, to $42.0 million. This increase was mainly due to the decrease of net loss adjusted by stock-based compensation expense, in addition to an increase in deferred revenue.
Investing Activities
Cash used in investing activities increased $4.1 million, or 81%, to $9.2 million for the nine months ended September 30, 2022, from $5.1 million for the nine months ended September 30, 2021. The increase was due to increased costs from capitalization of software development and capital expenditures to purchase property and equipment to support office space and site operations.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2022 was $13.2 million, which was due to proceeds from exercises of stock options. Cash used for financing activities for the nine months ended September 30, 2021 was $425.3 million and was driven by the net proceeds from the IPO of $431.1 million, less costs of $4.9 million and to proceeds from exercises of stock options of $7.3 million. These increases were partially offset by cash paid for the tender offer of $8.2 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2022, we had $512.7 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to September 30, 2022, our headcount grew from approximately 140 employees to over 600 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of September 30, 2022 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In the nine months ended September 30, 2022, we derived 53% of our revenue and 57% of our total bookings from the Apple App Store, and 20% of our revenue and 19% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three months ended September 30, 2022 and 2021, our Sales and marketing expenses were $17.7 million and $15.3 million, respectively. For the nine months ended September 30, 2022 and 2021, our Sales and marketing expenses were $47.9 million and $44.7 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, we have recently expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
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
Unfavorable publicity or media reports regarding us, our privacy practices, our social media activities, data security compromises or breaches, product changes, product or service quality or features, litigation or regulatory activity or regarding the actions of our partners, our users, our employees or other companies in our industry, could materially adversely affect our brand image or reputation, regardless of the veracity of such publicity or media reports. If we fail to protect our brand image or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer app installs (or increased app uninstalls), or slower user growth rates. Damage to our brand or reputation could also adversely affect educational institutions’ willingness to accept the Duolingo English Test, which in turn could slow the growth of, or reduce, our revenue from the Duolingo English Test. In addition, if securities analysts or investors perceive any media coverage of us to be negative, the price of our Class A common stock may be materially adversely affected. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified, highly skilled employees in our industry is intense and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.
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
If the recognition by schools and other educational organizations or governments of the value of technology-based assessment does not continue to grow, or if schools and other organizations reduce their reliance on assessment in general, our ability to generate revenue from our assessment, including our Duolingo English Test, could be impaired.
The success of the Duolingo English Test depends in part upon the continued recognition and acceptance by schools and other educational organizations of technology-based assessment and upon the continued utilization of assessment in general. As a result of the COVID-19 pandemic, in 2020, a number of universities waived standardized test requirements for admissions requirements and some universities plan to phase out requirements for standardized testing altogether. In addition, some have questioned the validity of language assessments taken online. If schools and other educational organizations reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations. From time to time we apply for acceptance of the test by governments (typically through government tender application) in order to have greater access to their markets. If we are not able to secure official government acceptance in these jurisdictions, it may have a material adverse affect on our ability to grow the number of tests taken through the Duolingo English Test and could adversely effect our revenues and results of operations.
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
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic. The COVID-19 pandemic remains on-going and continues to impact the global economy. Government imposed restrictions and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or users’ ability to pay, for our products and services.
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
Uncertainties related to COVID-19 may result in delays or modifications to our strategic plans and operational initiatives. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by COVID-19, which could impede our anticipated growth.
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

In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks, including account take over, have increased. Account take over attacks occur when users re-use passwords from other sites, those sites have data leaks, and attackers use the leaked credentials from the other site to log in as those users on our site. Cyber-attacks continue to evolve in sophistication and volume, and may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. We may incur significant costs in connection with such remediation efforts, including the costs of notifying applicable regulators and affected users, or offering credit monitoring services. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties as a result of any compromise or breach of our systems or data security, or the systems and data security of our third party providers. In addition, even though some user accounts are compromised due to user error or breaches unrelated to our products or security (such as during an account take over attack), users or the general public may become less confident in our product as a result of such compromises. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We may seek potential acquisition candidates to add complementary companies, products or technologies. For example, in October 2022, we completed the acquisition for the assets of Gunner Made LLC (“Gunner”), a wholly owned entity of PNG Holdings LLC, a design and animation studio based in Detroit, Michigan. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
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
Further, we have historically provided services to users in countries that are the target of US sanctions, such as Syria. We believe our provision of such services is in compliance with applicable law, and have implemented various control mechanisms to maintain such compliance. We have also secured a license from OFAC to provide certain of our services to end-users in Syria, which we renewed in 2022 for an additional two years. There is no assurance that OFAC will agree to extend or renew our license.
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
Brexit (as defined below) and ongoing developments in the United Kingdom have created additional uncertainty as the United Kingdom may become a “third country” for the purposes of personal data transfers from the EEA to the United Kingdom should the United Kingdom lose its current “adequacy” status as a result of future privacy law reforms. These changes may require us to find alternative solutions for the compliant transfer of personal data into and out of the United Kingdom. Following Brexit, we are now subject to two parallel enforcement regimes, each of which authorize similar fines and other enforcement actions for certain violations.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union (“Brexit”) and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which entered into force May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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
The ongoing instability and uncertainty surrounding Brexit and the implementation and application of the Trade and Cooperation Agreement, could require us to restructure our business operations in the United Kingdom and the European Union, may increase our regulatory costs, and could have an adverse impact on our business and staff in the United Kingdom and European Union.
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
Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary information and techniques and multiple forms of intellectual property. For example, we rely heavily upon our trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights. We have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names and social media handles as we deem appropriate.
If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks, tradenames or other intellectual property rights may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build or extend brand identity and possibly leading to market confusion.
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
We also rely on seeking patent protection for key technologies or approaches we develop that enable us to deliver or enhance the products and services we offer. We seek patent protection for these types of innovations primarily in order to best protect our ability to utilize the innovations either by ourselves or as part of a joint development project.
We cannot guarantee that our efforts to obtain and maintain intellectual property rights are adequate, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or rely on. Furthermore, even if we are able to obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. In addition, other parties may independently develop technologies that are substantially similar or superior to ours and we may not be able to stop such parties from using such independently developed technologies to compete effectively with us.
We also rely upon unpatented proprietary information and other trade secrets to protect intellectual property that may not be registrable, or that we believe is best protected by means that do not require public disclosure. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information or trade secrets and, even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term, or may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Further, some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position would be materially adversely harmed.
Our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, may not favor the enforcement of trademarks, copyrights, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property or the marketing of competing products in violation of our intellectual property rights generally.
We also may be forced to bring claims against third parties to determine the ownership of what we regard as our intellectual property or to enforce our intellectual property rights against infringement, misappropriation or other violations by third parties. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective and there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar or superior to ours or that compete with our business. We may not prevail in intellectual property-related proceedings that we initiate against third parties. Further, in such proceedings or in proceedings before patent, trademark and copyright agencies, our asserted intellectual property could be found to be invalid or unenforceable, in which case we could lose valuable intellectual property rights. In addition, even if we are successful in enforcing our intellectual property against third parties, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Despite the measures we take to protect our intellectual property rights, our intellectual property rights may still not be adequate and protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection or introduces uncertainty. The occurrence of any of these events could impede our ability to effectively compete against competitors with similar technologies, any of which could materially adversely affect our business, financial condition and results of operations.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 82.1% of the voting power of our capital stock as of September 30, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of September 30, 2022, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 82.1% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Moreover, as of September 30, 2022, the holders of up to 1,321,528 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of September 30, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 3,540,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 1,854,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus (defined below) and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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

We will remain an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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

DUOLINGO, INC.

Date: November 10, 2022	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)