Form 10-K
period 2022-12-31
Duolingo, Inc.
filed 2023-03-01
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,871,523,869, based upon the closing price on that date of the common stock of $87.55.
As of February 27, 2023, 32,201,681 shares of the registrant's Class A common stock were outstanding, and 8,434,238 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including without limitation, statements regarding our business model and strategic plans, including the introduction of new brands or products, and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
•acceptance by educational organizations of technology-based education; and
•those identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and, although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. You should not place undue reliance on our forward-looking statements.
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
•The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, brand damage, or declines in user growth or engagement, or otherwise harm our business.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 85.2% of the voting power of our outstanding capital stock as of December 31, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

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
Our team, which as of December 31, 2022, consisted of over 600 passionate employees, including more than 270 engineers, aims to build the most sophisticated education platform in the world. We believe that by using modern technology, the very best engineering talent, and a mission-driven approach, we can create better learning experiences and meaningful improvements in efficacy. Our products are powered by sophisticated data analytics and artificial intelligence and delivered with world-class art, animation, and design to make it easier for learners to stay motivated, master new material, and achieve their learning goals.
Our Business
With over 800 million downloads to date, our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores. For many, Duolingo has become synonymous with language learning: for example, on Google, people search the term “Duolingo” approximately sixteen times more often than “learn Spanish.” We are particularly proud that our learners come from the entire socioeconomic spectrum, ranging from billionaires and celebrities to recently resettled refugees, a rare instance in which more money does not imply better access to a high quality educational platform.
We started with a focus on teaching languages because of the profound impact learning a new language can have on people’s lives, as well as the large market opportunity. According to HolonIQ, approximately 2 billion people across the world are learning a new language, and consumer spend on both online and offline language learning represents about a $60 billion market. Driving much of the demand for language learning is the reality that English can unlock tremendous economic opportunity. According to the World Economic Forum, job seekers around the world with exceptional English skills can expect to earn 30-50% higher salaries than their peers with average English ability. And the power of language learning is not limited to economic advancement. Learning another language can unlock new experiences and deep human connections, ranging from navigating a first trip to another country, to communicating with family members of an older generation.
As of December 31, 2022, Duolingo offers courses in over 40 languages to more than 60 million monthly active users. To put our scale in context, there are more people in the United States learning languages on Duolingo than there are foreign language learners in all United States high schools combined, and there are more people learning certain languages on Duolingo, like Irish and Hawaiian, than there are native speakers of those languages worldwide.
Duolingo is the learning product built for the mobile generation: bite-sized, on-demand and fun. We believe that the hardest part of learning something new is staying motivated, so we build gamification features into our platform to motivate our learners, and we run thousands of A/B tests to optimize each feature for maximum engagement. Our obsession with user experience has yielded affinity and loyalty in our learners, which in turn has helped us cultivate millions of brand advocates who tell their friends and families about our products. Our brand has become part of pop culture, appearing in internet memes and in sketches on late night comedy shows. As an example, #duolingo on TikTok has approximately two billion views, and our official account has been highlighted by numerous press outlets. All of this has allowed us to grow our business organically, primarily relying on word-of-mouth virality rather than paid user acquisition.
Our millions of learners complete over 900 million exercises every day, creating what we believe to be the world's largest learning dataset. This data powers the high volume A/B testing and novel artificial intelligence (“AI”) that we use to continually improve how well we teach. According to an internal study, Duolingo learners who were assessed at the completion of our beginner-level content, learn as much as students taking four university semesters of language education.
We intentionally do not put our learning content behind a paywall. Anyone can download the Duolingo app, use it for as long as they like, and complete as many of our courses as they choose, all without paying anything. Learners who use Duolingo for free see an ad at the end of each lesson, whereas learners who purchase Super Duolingo, our premium subscription, enjoy an ad-free experience and access to additional features. As of December 31, 2022 approximately 8% of our monthly active users were paid subscribers of Super Duolingo. Our paid subscriber penetration has increased steadily since we launched Super Duolingo in 2017 and, combined with our user growth, has led to revenue growth each year since. We have a strong future roadmap of feature improvements and optimizations, and believe we are in the early stages of increasing our paid subscriber penetration.
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
•Investment flywheel: The scale of our learner base and word-of-mouth growth allow us to focus our capital investments on product innovation and data analytics, as opposed to brand or performance marketing. The more learners use Duolingo and convert into paid subscribers, the more we are able to invest in creating an even more delightful, engaging and effective learning experience. In turn, this increases our popularity and user scale, as well as the effectiveness of our data analytics, further widening our competitive moat.

In 2016, we launched the Duolingo English Test, an online, on-demand assessment of English proficiency. Every year, millions of people around the world seek to demonstrate English proficiency for a variety of reasons, including university admissions, work visas, and job applications. We developed the Duolingo English Test because language assessment has lacked innovation, with the most popular English proficiency tests still administered in physical testing centers and usually costing hundreds of dollars per test. By offering a more accessible, online option that is both rigorous and accurate, we provide greater opportunities for aspiring students and professionals dependent on successful completion of these high stakes assessments. As of December 2022, over 3,800 higher education programs around the world accept the Duolingo English Test results as proof of English proficiency for international student admissions. These include the top 25 undergraduate programs ranked by international enrollment, as well as top schools such as Yale, Stanford, MIT, Duke and Columbia.
We believe that there is an opportunity to diversify the scope of our platform beyond language learning to a variety of subjects, using the same product-focused, mobile-first, gamified approach to education. In 2020 we launched Duolingo ABC, an app for young children that teaches early literacy skills, which won the 2020 Time Magazine “Best New Product” award. In 2022 we launched Duolingo Math, an app where students can focus on elementary math, which covers classroom topics, or adults can focus on brain training, which strengthens mental math skills. We believe new products will leverage our scalable technology platform and benefit from our core competencies in product development, gamification and use of advanced data-driven analytics to deliver quantifiable efficacy. We believe that expanding the scope of our platform to additional learning subjects will further expand our addressable market.
The Duolingo Learning Experience
The Duolingo learning experience sits at the rare intersection of fun and self-improvement. Learners love Duolingo because:
•It's fun. Duolingo feels more like a mobile game than an education product. Our bite-sized lessons and gamification features motivate learners to come back each day to continue learning. As of December 2022, there were over 10 million daily active users with a 7-day streak or longer, and over 2.5 million daily active users with a 365-day streak or longer.
•It's effective. Learners stick with Duolingo at first because it’s fun, and then over time also because they find that it works. Our expert-designed courses help learners build robust speaking, reading, listening, and writing skills, and our data analytics power personalization and superior learning outcomes. For more information about the Duolingo Method please visit https://www.duolingo.com/efficacy.
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
•Application of data analytics and artificial intelligence to optimize learning. We use data from over 900 million exercises completed daily to train sophisticated machine learning algorithms that we deploy to improve learning efficacy. One example of this is our personalization algorithm, called BirdBrain, which is designed to predict the probability that a given learner will get an exercise right or wrong. We use BirdBrain to craft lessons that cater to a learner’s specific proficiency level by providing exercises of the appropriate difficulty. This personalization increases learner motivation and improves learning outcomes.
◦Measurable learning outcomes. All this adds up to a learning experience that helps learners achieve their goals. We have conducted several formal studies to evaluate the effectiveness of Duolingo courses. For the Spanish and French courses, Duolingo learners who completed beginner-level content performed comparably to US university students at the end of their fourth semester of Spanish or French. For the English courses, Spanish-speaking and Portuguese-speaking learners who completed beginner-level content demonstrated average reading and listening comprehension abilities at the top of the intermediate ACTFL proficiency scale. For more information about these studies, visit duolingo.com/efficacy.
Our Technology Platform
Technology is at the core of everything we do. We utilize the latest in artificial intelligence, machine learning and data analytics, along with a relentless focus on A/B testing, to fuel our differentiated learning experience.
Highlights of our technology platform include:
•Large data moat. With almost a billion exercises completed every day on our platform, we believe we have built the world's largest collection of language-learning data. We leverage this data by developing novel AI models at the intersection of machine learning, natural language processing, and cognitive science, which enable personalized instruction and power new product features that drive both engagement and efficacy.
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

•Advanced data analytics and machine learning capabilities. Our machine learning capabilities allow us to leverage our data to optimize the learning experience. One example of this is our machine learning tools that evaluate every learner’s answer to every exercise every day and learns to predict the probability that any learner will answer any given exercise correctly. We use these tools to adaptively construct lessons where each exercise is “just right” in terms of difficulty for each learner. And our expertise in AI and machine learning also allow us to effectively and efficiently integrate external AI models to improve our products.
•Shared infrastructure. Products across our platform, like our flagship Duolingo language learning app, Duolingo ABC, Duolingo Math and the Duolingo English Test, share a singular technology infrastructure, which allows us to leverage operational efficiencies in implementing new features for each. With our shared infrastructure, we are able to innovate at a higher velocity.
•Strict data protection and privacy standards. We are committed to abiding by the strictest privacy standards and do not sell personal data to outside parties.
Our Solutions
The Duolingo Language Learning App
The Duolingo language learning app is the world’s most popular way to learn languages. Accessible for free, as of December 2022 it offers courses in over 40 languages to more than 60 million monthly active users. It is also the top-grossing app globally in the Education category on both Google Play and the Apple App Store. Duolingo can also be accessed by desktop computers via a web browser at https://duolingo.com.
Super Duolingo
While all course content on Duolingo can be accessed for free, our subscription offering, Super Duolingo, offers learners additional features to enhance their learning experience. In 2021, we launched a family plan, which includes up to six subscribers under one annual plan.
Duolingo English Test: AI-Driven Language Assessment
Launched in 2016, the Duolingo English Test is an online, on-demand, high-stakes English proficiency assessment. Anyone with a computer, webcam, and reliable internet connection can take the test from anywhere, at any time. The test is “computer adaptive,” meaning it gets harder or easier depending on the performance of the test taker, and can be completed in less than an hour. As of December 2022, it generally costs $49 per test.
Duolingo For Schools
Duolingo for Schools is a free, web-based tool that aims to make it easier for teachers to use the Duolingo platform in a structured learning environment, like a classroom. With Duolingo for Schools, teachers can create a dashboard for a class, assign specific Duolingo content to students and track students’ progress through the content.
Duolingo ABC
Introduced in 2020, Duolingo ABC is a free app that teaches young children early literacy skills. Developed by learning experts, Duolingo ABC is aligned with the Common Core State Standards, and is designed based on recommendations by the National Reading Panel.
Duolingo Math

Launched in 2022, Duolingo Math is a free app where students can focus on elementary math, which covers classroom topics, or adults can focus on brain training, which strengthens mental math skills.
People and Culture
Attracting and retaining amazing talent is key to our success. As of December 31, 2022, we had over 600 employees. Most of our employees are located at our headquarters in Pittsburgh, Pennsylvania, and we also have offices in New York, Seattle, Detroit, Beijing and Berlin. We believe that being located outside of Silicon Valley has helped us cultivate a unique company culture.
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
As a result of our mission, our culture, and the challenges we work on every day, we believe we have had great success in attracting the best talent. We have a very selective recruitment process: we hire one out of every 370 applicants. We recruit interns and new graduates from the top computer science, design, and business programs in the country. We also recruit experienced professionals from top technology companies—and many of them relocate from Silicon Valley to Pittsburgh.
Diversity, Equity, Inclusion, and Belonging is also core to who we are. We are proud to say that Duolingo was founded by two immigrants and that our employees come from over 30 countries. More than half of our employees are women-identifying or people of color. Approximately 30% of our executive team are women-identifying, including our Chief People Officer and Chief Engineering Officer. Today, our engineering organization is more than 30% women-identifying.

Sales & Marketing
For almost a decade, Duolingo’s learner community has grown organically through word-of-mouth virality. In recent years, we have made investments in marketing to supplement our organic model and amplify the voices of our existing users. Key elements of our sales and marketing strategy include:
•Brand campaigns. Our brand marketing increases awareness of Duolingo through online and offline campaigns that drive press, social sharing, and more word-of-mouth virality. Investments in our brand enable us to drive long-term growth by attracting new learners to our platform and keeping existing learners engaged. We leverage our iconic brand on social media platforms to drive organic new user growth and engagement with entertaining content, instead of promotional content, that takes advantage of viral trends.
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
•Paid acquisition. We complement and accelerate our organic user growth with strategic and targeted paid user acquisition. Our performance marketing strategy is focused on targeting high quality user segments around the world that are more likely to retain well as users and/or subscribe.
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
•Artificial intelligence will increasingly shape online learning. Rapid advances in generative AI, particularly large language models (LLMs), will change how people use technology to learn. We believe that this trend will continue to accelerate, and that it will offer an almost unimaginable set of opportunities for companies at the nexus of technology and education to teach at scale.
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
We collect and use personal information to create online accounts, process e-commerce transactions, provide customer service, support, and for other purposes. The regulatory framework for data protection, privacy and information security is evolving rapidly. For example, the US Federal Trade Commission (“FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, the presentation of website or other electronic content, and broad commercial and digital marketing activities, comply with certain standards for notice, choice, security and access, among other things. Courts may also adopt these developing standards. A number of states, including but not limited to California and Virginia, have enacted laws or are considering the enactment of laws governing the personal information received from consumers, and imposing new requirements around the collection, use, sharing, and handling of data collected from or about consumers or their devices. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, federal and state regulators have interpreted various rules and regulations as requiring companies like ours to implement reasonable data security controls and measures.
We are also subject to laws that govern specific types of data and/or specific types of marketing or other consumer engagement activities. For example, the Children’s Online Privacy Protection Act (“COPPA”) applies to operators of commercial websites and online services directed to US children under the age of 13 that collect personal information from children and to operators of general audience sites that have actual knowledge that they are collecting information from US children under the age of 13. Our language learning app is aimed at a general audience and we employ an age-gating procedure whereby anyone from the United States identifying themselves as being under the age of 13 during the registration process receives an ad-free version of the service, with special enrollment procedures and restricted information practices. We also apply age-gating for non-US users of the language learning app according to foreign laws. The Duolingo English Test service requires parental consent for users under the age of 13. The Duolingo ABC app is aimed at users under the age of 13 but does not collect personal information directly from the user beyond that required to use the app. Other laws such as the Restore Online Shoppers' Confidence Act ("ROSCA") and analogous state laws require certain and consent mechanisms, among other things, in relation to recurring payments and subscription based products or services. These rules are enforcement by federal and state regulators and can subject companies to significant penalties, fines and injunctive relief. In addition, federal and state agencies regularly investigate and bring enforcement actions under general unfair or deceptive acts or practices laws (referred to as "UDAP" statutes) in relation to a broad array of sales, marketing and advertising activities.
We also have many subscribers who access and pay for our services from outside the United States. Foreign data protection, e-commerce, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States, and those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with US governmental entities. For example, in the EEA we are subject to the GDPR and in the UK we are subject to the UK GDPR. The GDPR and the UK GDPR impose strict data protection compliance requirements including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily-accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing data subject rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining for the first time pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of processing activities; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
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
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results, and financial condition and future prospects. In such event, the market price of our Class A common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.
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
•we, our partners, or companies in our industry are the subject of adverse media reports or other negative publicity, including as a result of our or their user data practices;
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
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading and conversation by means of podcasts and mobile applications, audio courses and lessons, videos, games, stories, news, digital textbooks, and through other means, which compete with our products. We estimate that there are thousands of free mobile applications for language learning; free products are provided in at least 50 languages by private companies, universities and government agencies. Low barriers to entry allow start-

up companies with lower costs and less pressure for profitability to compete with us. Competitors that are focused more on user acquisition rather than profitability may be able to offer products at significantly lower prices or for free. As free online translation services improve and become more widely available and used, people may generally become less interested in language learning. If we cannot successfully attract users of these free products and convert a sufficient portion of these free users into paying users, our business could be adversely affected. If free products become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to December 31, 2022, our headcount grew from approximately 140 employees to over 600 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with our growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of December 31, 2022 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In the year ended December 31, 2022, we derived 54% of our revenue and 57% of our total bookings from the Apple App Store, and 20% of our revenue and 20% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. In 2022, approximately 12.1% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the year ended December 31, 2022 and 2021, our Sales and marketing expenses were $67.0 million and $59.2 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2021 and 2022, we expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
We are subject to certain risks as a mission-based company.
We believe that a critical contributor to our success has been our commitment to make free language learning available worldwide in an effort to help people throughout the world improve their economic outcomes. The mission of Duolingo is a significant part of our business strategy and who we are as a company. We believe that Duolingo users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Duolingo’s mission. For example, maintaining a free version of the app that is both effective and enjoyable is central to Duolingo’s mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission, such as features that are only available to Super Duolingo subscribers or changes to the free offering that are viewed as undermining how fun or effective the free offering is. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of our users.
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
If the recognition by schools, governments, and other institutions of the value of technology-based assessment does not continue to grow, or if such institutions reduce their reliance on the Duolingo English Test or assessment in general, our ability to generate revenue from our assessment, including our Duolingo English Test, could be impaired.
The success of the Duolingo English Test depends in part upon the continued recognition and acceptance by schools, governments, and other institutions of technology-based assessment, such as the Duolingo English Test, and upon the continued utilization of assessment in general. As a result of the COVID-19 pandemic, in 2020, a number of universities waived standardized test requirements for admissions requirements and some universities plan to phase out requirements for standardized testing altogether. In addition, some have questioned the validity of language assessments taken online. If schools, governments, and other institutions reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations.
Similarly, we continually seek to expand the number of schools, governments, and other institutions that accept the Duolingo English Test, including through direct engagement, government tenders, and other channels. If we are unable to do so, or if schools, governments, and other institutions rescind their acceptance of the Duolingo English Test, it may have a material adverse effect on our ability to grow the number of tests taken through the Duolingo English Test. For example, loss of confidence in the Duolingo English Test’s validity, security, or other characteristics could lead to a reduction in the number of accepting institutions, which could in turn reduce the appeal of the Duolingo English Test to test takers and adversely affect our revenues and results of operations. See “—Unfavorable media coverage could materially adversely affect our business, brand image or reputation.”.
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
Our functional currency is the US dollar, our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, China and Germany. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. In addition, certain of our payment providers translate our payments from local currency into USD at time of settlement, which means that during periods of a strengthening US dollar, our international receipts could be reduced. In addition, as foreign currency exchange rates fluctuate, the translation of our international receipts into US dollars affects the period-over-period comparability of our operating results and can result in foreign currency exchange gains and losses. We have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, brand damage, or declines in user growth or engagement, or otherwise harm our business.
As discussed above, we process personal information, personal data and other regulated information both from our employees and our users. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, transfer, disclosure, protection and otherwise processing of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted and we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. In recent years, there has been an increase in attention to and regulations of data protection and data privacy across the globe, including in the United States, the EEA and the United Kingdom. We are subject to various data protection laws, including: the General Data Protection Regulation 2016/679 (GDPR) in the EEA, the United Kingdom data protection regime consisting primarily of (i) the UK General Data Protection Regulation and (ii) the UK Data Protection Act 2018 (collectively (i) and (ii), the UK GDPR), the Personal Information Protection Law (“PIPL”) in China, the California Consumer Privacy Act (“CCPA”), , the California Privacy Rights Act of 2020 (“CPRA”) and the Virginia Consumer Data Protection Act (“CDPA” in the United States, and the Brazilian General Data Protection Law, which imposes requirements similar to the GDPR on products and services offered to users in Brazil. We may be subject to additional privacy regulations in the future. Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including China, India and Japan. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These laws impose restrictions on our ability to gather personal data, provide individuals with the ability to opt out of personal data collection and control how their personal data is processed, impose obligations on our ability to share personal data with others, limit the geographic locations in which we can store personal data, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
For example, the GDPR and the UK GDPR impose strict data protection compliance requirements including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily-accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; complying with rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability); notifying data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; ensuring appropriate safeguards are in place where personal data is transferred out of the EEA and the United Kingdom; limiting retention of personal data; maintaining a record of processing activities; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR and the UK GDPR create compliance obligations that are also applicable to entities established outside the EEA/United Kingdom, which offer goods or services to individuals located in the EEA/United Kingdom or which observe the behavior of individuals located in the EEA/United Kingdom. This has created a greater compliance burden for us and other companies with users or employees in the EEA and the United Kingdom, as the legal regimes may subject non-compliant entities to substantial monetary penalties. In particular, fines for the most serious violations under the GDPR and the UK GDPR may amount to the greater of €20 million/£17.5 million or, in the case of an undertaking, up to 4% of the total worldwide annual group turnover of the preceding financial year. Since we are subject to the supervision of relevant data protection authorities under both the GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same violation. In addition to potential substantial fines, non-compliance could result in regulatory investigations, reputational damage, orders to cease/ change the processing of personal data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs and diversion of internal resources.
As noted above, the CJEU invalidated the Privacy Shield on July 16, 2020 and, while it upheld the adequacy of the EU standard contractual clauses (a standard form of contract approved by the European Commission (“SCCs”) as an adequate transfer mechanism for personal data, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular surveillance laws and the rights of individuals and additional measures and/or contractual provisions may need to be adopted, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that, if the competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We rely on a mixture of mechanisms to transfer personal data from the EEA and the United Kingdom to the United States and other jurisdictions deemed non-adequate, and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data. As supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or start taking enforcement action, and court cases progress, there will be uncertainty as to how we comply with EEA and United Kingdom privacy laws and we could suffer additional costs, complaints, and/or regulatory investigations or fines. While a new EU-U.S. data transfer framework has been proposed, it remains subject to further scrutiny before it may be fully implemented. Accordingly, compliance requirements remain uncertain as do the costs or business changes that may be ultimately required by law. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and we may find it necessary to establish systems in the EEA and the United Kingdom to maintain personal data originating from the EEA and the United Kingdom, which may involve substantial expense and distraction from other aspects of our business. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data, which would create similar risks for us in those countries.
We are also subject to evolving privacy laws in the EEA and the United Kingdom on cookies, tracking technologies and e-marketing. In the EEA and the United Kingdom, informed consent is required for the placement of non-strictly necessary cookies or similar technologies on users’ devices and for direct electronic marketing. The GDPR and the UK GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of non-strictly necessary cookie or similar technology. Regulators are increasingly focusing on compliance with such requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation which would significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators continue to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users as well as personalize the consumer experience, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand and tailor our offerings to users.
Brexit (as defined below) and ongoing developments in the United Kingdom have created additional uncertainty as the United Kingdom may become a “third country” for the purposes of personal data transfers from the EEA to the United Kingdom should the United Kingdom lose its current “adequacy” status as a result of future privacy law reforms. These changes may require us to find alternative solutions for the compliant transfer of personal data from the EEA into and out of the United Kingdom, which may be costly or disruptive to our service or business.
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
The GDPR and the UK GDPR will continue to be interpreted by data protection regulators and courts in the EEA and the United Kingdom. If their interpretation of the requirements under these laws is inconsistent with our business practices, this may require us to make changes to our business practices, which could be time-consuming and expensive, and could generate additional risks and liabilities.
Multiple legislative proposals concerning privacy and the protection of user information are being considered by the US Congress. Various US state legislatures have announced intentions to consider additional privacy legislation, and US state legislatures such as California and Virginia have already passed and enacted comprehensive privacy legislation. For example, among other cases, the CCPA requires covered companies to provide disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (“CPRA”) was passed in November 2020 and took effect in January 2023 (with a look back to January 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CDPA, which took effect in January 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. For example, like the CCPA, the CDPA grants Virginia residents certain rights to access personal data that is being processed by the controller, the right to correct inaccuracies in that personal data and the right to require that their personal data be deleted by the data controller. In addition, Virginia residents now have the right to request a copy of their personal data in a format that permits them to transmit it to another data controller. Further, under the CDPA, Virginia residents have the right to opt out of the sale of their personal data, as well as the right to opt out of the processing of their personal data for targeted advertising. New legislation proposed or enacted in a number of states impose, or have the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Additionally, governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, laws and regulations concerning personal information and data security. For example, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by obtaining increasing fines against companies found to be in violation of the Children’s Online Privacy Protection Act (“COPPA”), and obtaining twenty-year consent decrees mandating enhanced and specific requirements for information security management programs. While the FTC does not have legal authority to seek monetary penalties or relief in the area of data security as a general matter, a violation of a privacy or data security consent decree can subject the responding company to very high monetary penalties, as evidenced by the FTC obtaining $5 billion in negotiated monetary relief against Facebook for violation of a consent decree.
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
In some locations we are subject to privacy regulations that may be seen as excessive, invasive or harmful, such as those that require organizations to provide access to personal information or confidential data to governmental bodies. We risk reputational damage if we are deemed to be negatively impacting the privacy of our users through our attempts to comply with such regulations. Should we actively choose to not comply with regulations we deem harmful to our users we risk damages from non-compliance as described previously.
Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to litigation and regulatory actions.
A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the COPPA, Article 8 of the GDPR and the UK GDPR, and the United Kingdom’s Age Appropriate Design Code (also referred to as the Children’s Code). As some of these laws and regulations apply to us or our applications, we implement certain precautions to ensure that we comply with such laws and regulations. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations (whether founded or not) or decisions that we have, or are, not in compliance with COPPA or another relevant law or regulation, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. We also expect further jurisdictions to adopt these types of laws and regulations, which would further increase these risks, and may require us to spend additional resources in order to comply.

Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Such new regulations, or changes to existing regulations, could increase the complexity of our compliance obligations and the cost of our operations.
Regulatory and legislative developments on the use of artificial intelligence and machine learning could adversely affect our use of such technologies in our products and services.
As the regulatory framework for machine learning technology and artificial intelligence evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for machine learning technology, artificial intelligence and automated decision making is evolving. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms, online testing business and data analytics and the way in which we use artificial intelligence and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
For example, in Europe, on April 21, 2021, the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The proposal is intended to apply to companies that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and proposes fines for breach of up to 6% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. If enacted, this regulatory framework is expected to have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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
The continuing impact of “Brexit” may have a negative effect on our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union (“Brexit”) and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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

Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages, punitive damages, and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations, pay substantial amounts to the other party, or admit liability. Moreover, as part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including for claims related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business, financial conditions, and results of operations and prospects. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort, time and expense or discontinue use of the technology. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services as currently offered. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, results of operations and prospects.
We may fail to adequately obtain, protect and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.
Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary information and techniques and multiple forms of intellectual property. For example, we rely heavily upon our trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights. We have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks, service marks and copyrights as they are developed and used, and reserve, register and renew domain names and social media handles as we deem appropriate.
If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected.

Effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks, tradenames or other intellectual property rights may be challenged, infringed, circumvented or declared invalid or unenforceable or determined to be infringing on other marks. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build or extend brand identity and possibly leading to market confusion.
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
We also may be forced to bring claims against third parties to determine the ownership of what we regard as our intellectual property or to enforce our intellectual property rights against infringement, counterfeiting, misappropriation or other violations by third parties. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective and there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar or superior to ours or that compete with our business. We may not prevail in intellectual property-related proceedings that we initiate against third parties. Further, in such proceedings or in proceedings before patent, trademark and copyright agencies, our asserted intellectual property could be found to be invalid, unenforceable or limited in scope, in which case we could lose valuable intellectual property rights. In addition, even if we are successful in enforcing our intellectual property against third parties, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
We cannot predict the extent to which investor interest in us will sustain an active public trading market for shares of our Class A common stock. If an active public market does not continue to develop or is not sustained, it may be difficult for you to sell your shares of Class A common stock at a price that is attractive to you, or at all. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to make acquisitions by using our shares as consideration.
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
The trading market for our Class A common stock relies in part on the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 85.2% of the voting power of our capital stock as of December 31, 2022. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 85.2% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Future issuance and sales of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Moreover, as of December 31, 2022, the holders of up to 907,028 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of December 31, 2022, we had options outstanding that, if fully exercised, would result in the issuance of 3,375,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 2,036,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus (defined below) and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
Our directors’ and officers’ liability insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.
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
As a public company, we incur significant legal, accounting, and other expenses that we did not incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the Listing Rules of the Nasdaq Global Select Market. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase our service fees which could result in a reduction in bookings. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Further, the majority of our management team, including our Chief Executive Officer and Chief Financial Officer, have either no or limited experience in managing publicly-traded companies. Our management team may not successfully or efficiently manage our transition to being a public company and the continuous scrutiny of securities analysts and investors. These obligations and constituents have and will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, and could materially adversely affect our business, results of operations, and financial condition.
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
As a result of becoming a public company, we are required, pursuant to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a result no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and becoming a large accelerated filer, we are also required to comply with, among other requirements, the auditor attestation requirements of Section 404.
We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Consolidated Financial Statements will not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
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
None.
Item 2. Properties
We lease approximately 84,000 square feet in multiple facilities in Pittsburgh, Pennsylvania where we operate our headquarters. Our headquarters currently accommodates our principal executive,

development, engineering, product, marketing, business development, human resources, finance, legal, information technology and administrative activities.
Outside of Pittsburgh, we and our subsidiaries in China and Germany use co-working space as needed for the business. As of December 31, 2022, we have membership agreements with WeWork for offices in or near New York, Seattle, Beijing, Tokyo, and Berlin. Additionally, as a result of the Gunner Made LLC acquisition, we now lease office space in Detroit.
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
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “DUOL”.
Holders of our Common Stock
As of February 27, 2023, there were 32,201,681 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of February 27, 2023, there were 8,434,238 stockholders of record of our Class B common stock.
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
Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
None
Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index (“S&P 500”) and the S&P Software and Services Index. We have chosen to update the comparison included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to include the S&P Software and Services Index to be more industry specific. We will remove the Nasdaq Composite Index (“NASDAQ”) in future reports, however since the NASDAQ was presented in the prior year, we are presenting it one more year for comparative purposes. The graph assumes $100 was invested at the market close on July 28, 2021, which was the first day our Class A common stock began trading. Data for the Nasdaq Composite Index, S&P 500 Index, and S&P 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on July 28, 2021 of $134.26 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
07/28/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Duolingo
S&P 500
NASDAQ Composite
S&P Software & Services Index

Item 6. [Reserved]
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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 60 million monthly active users for the three months ended December 31, 2022. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
Initial Public Offering

On July 30, 2021, Duolingo completed its Initial Public Offering (“IPO”) of 5.9 million shares of its Class A common stock at a price to the public of $102.00 per share, 4.5 million of which were sold by the Company and 1.4 million of which were sold by certain selling stockholders, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 0.8 million shares of the Company’s Class A common stock. The gross proceeds to the Company from the IPO were $455.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock in the offering by the selling stockholders. Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 19.1 million shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182.6 million was reclassified to additional paid-in capital within stockholders’ equity. Additionally, on July 15, 2021, 6.9 million shares held by our founders were exchanged from Class A common stock into Class B common stock.
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
•Free Users: Since none of our learning content is behind a paywall, anyone can download the Duolingo app, use it for as long as they like, and complete any of our courses free of charge. This has allowed us to scale to more than 60 million MAUs for the three months ended December 31, 2022. These millions of learners provide two benefits to our business model:
◦They become advocates for Duolingo and provide word-of-mouth publicity for our product, which enables our growth and has allowed us to make very selective and efficient marketing investments.
◦Our users complete over 900 million exercises every day, generating large amounts of data that powers our high-volume A/B testing and novel AI techniques. We use this data and the insights that come from it to continually improve both engagement and efficacy.
•Paid Subscriber Conversion: As learners tend to use our product for months or even years before they decide to subscribe, we enjoy economic benefits from attracting new users well into their tenure on the platform. As of December 31, 2022, subscribers made up 7.8% of our average MAUs over the last twelve months as compared to 6.2% of our average MAUs during the year ended December 31, 2021.
Subscription
Our subscription offering is called Super Duolingo. It offers learners features such as an ad-free experience, along with additional learning and gamification features that enhance their learning experience. One such enhancement is unlimited Hearts, which give learners more flexibility in how they move through course content.
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
In addition to monetizing the Duolingo language learning app, we generate revenue from the Duolingo English Test by charging test takers a one-time fee that generally costs $49. University program acceptance is a driver of Duolingo English Test revenue. As of December 31, 2022, over 3,800 higher education programs around the world accept the Duolingo English Test results as proof of English proficiency for international student admissions, including the top 25 undergraduate programs ranked by international enrollment, as well as top schools such as Yale, Stanford, MIT, Duke and Columbia.
The Company also recognizes revenue from Dos Lenguas LLC, “Duo’s Taquería,” a restaurant that opened during 2022, in the space adjacent to our headquarters in Pittsburgh.
Basis of Presentation
Items within Management's Discussion and Analysis of Financial Condition and Results of Operations include a discussion of changes between the years ended December 31, 2022 and 2021. For a discussion of changes from the year ended December 31, 2021 to the year ended December 31, 2020, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7. of our Annual report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 3, 2022).
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

	Three Months Ended December 31,
(Operating metrics are in millions)	2022	2021
Operating Metrics
Monthly active users (MAUs)	60.7	42.4
Daily active users (DAUs)	16.3	10.1
Paid subscribers (at period end)	4.2	2.5

	Year Ended December 31,
	2022	2021
Operating Metrics
Subscription bookings	$331,803	$224,520
Total bookings	$428,647	$294,247

Non-GAAP Financial Measures
Net loss (GAAP)	$(59,574)	$(60,135)
Adjusted EBITDA	$15,457	$(1,066)

Net cash provided by operating activities (GAAP)	$53,656	$9,170
Free cash flow	$46,170	$12,746
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended December 31, 2022 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 60.7 million and 42.4 million MAUs for the three months ended December 31, 2022 and 2021, respectively, representing an increase of 43% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
Daily active users (DAUs). DAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended December 31, 2022 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 16.3 million and 10.1 million DAUs for the three months ended December 31, 2022 and 2021, respectively, representing an increase of 62% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 26.9% from 23.8% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging.
Paid Subscribers. Paid subscribers are defined as users who pay for access to Super Duolingo, including subscribers who pay for a family plan, and had an active subscription as of the end of the measurement period. Each unique user account is treated as a single paid subscriber regardless of whether such user purchases multiple subscriptions, and the count of paid subscribers does not include users who are currently on a free trial or who are non-paying members of a family plan.

As of December 31, 2022 and 2021, we had approximately 4.2 million and 2.5 million paid subscribers, respectively, representing an increase of 67% from the prior year period. We grew paid subscribers through product improvements that led to higher subscriber conversion and steady subscriber retention.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from a purchase of a subscription to Super Duolingo. Total bookings represent the amounts we receive from a purchase of a subscription to Super Duolingo, a purchase of a Duolingo English Test, an in-app purchase for a virtual good, and from advertising networks for advertisements served to our users. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, which is generally from one to twelve months.
For the years ended December 31, 2022 and 2021, we generated $331.8 million and $224.5 million of subscription bookings, respectively, representing an increase of 48% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions. Subscription bookings grow when we convert a greater proportion of users to first-time subscribers, and increase renewal rates.
For the years ended December 31, 2022 and 2021, we generated $428.6 million and $294.2 million of total bookings, respectively, representing an increase of 46% from the prior year period. We grew total bookings through the growth in subscription bookings noted above, in addition to growth in advertising, the Duolingo English Test, and other bookings, primarily related to in-app purchases.
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
The Company also uses non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues, which exclude the impact of fluctuations in foreign currency exchange rates, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons and we believe this information is useful to investors to facilitate comparisons and better identify trends in our business. The impact of changes in foreign currency may vary significantly from period to period, and such changes generally are outside of the control of our management. We calculate constant currency revenues by using current period foreign currency revenues and translating them to constant currency using prior year comparable period exchange rates. Constant currency revenue percentage change is calculated by determining the change in current period revenues over prior year comparable period revenues where current period foreign currency revenues are translated using prior year comparable period exchange rates.

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

	Year Ended December 31,
(In thousands)	2022	2021
Net loss	$(59,574)	$(60,135)
Interest income	(7,235)	(19)
Provision for income taxes	938	177
Depreciation and amortization	4,870	2,726
Stock-based compensation expenses related to equity awards (1)	75,822	42,457
IPO and public company costs (2)	338	3,909
Acquisition transaction costs (3)	185	—
Acquisition earn-out costs (4)	113	—
Tender offer-related costs (5)	—	5,599
Other expenses (6)	—	4,220
Adjusted EBITDA	$15,457	$(1,066)
________________
(1)In addition to stock-based compensation expense of $73.8 million and $40.8 million for the years ended December 31, 2022 and 2021, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Research and development	$701	$631
Sales and marketing	45	53
General and administrative	1,256	969
Total	$2,002	$1,653

(2)IPO and public company costs include costs associated with IPO readiness incurred in 2021 and costs associated with the establishment of our public company structure and processes, including consultant costs, a one-time fee associated with the set-up of our initial proxy statement, and fees paid to consultants and Deloitte for work in connection with remediation of the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These costs are included in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Research and development	$—	$46
Sales and marketing	—	459
General and administrative	338	3,404
Total	$338	$3,909

(3)Represents costs incurred related to an acquisition including due diligence, valuation and integration costs, which is included within General and administrative within our Consolidated Statements of Operations and Comprehensive Loss.

(4)Represent costs incurred related to the earn-out payment on the acquisition, which is included within General and administrative within our Consolidated Statements of Operations and Comprehensive Loss.

(5)Includes costs related to our tender offer initiated in February 2021 including fees incurred, as follows:

(In thousands)	Cost of revenues	Research and development	Sales and marketing	General and administrative	Total
Tender offer	$10	$3,302	$173	$1,790	$5,275
Fees and taxes paid on tender offer	—	—	—	324	324
Total	$10	$3,302	$173	$2,114	$5,599
(6)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Consolidated Statements of Operations and Comprehensive Loss.
For the year ended December 31, 2022 and 2021, we generated Adjusted EBITDA of $15.5 million and an Adjusted EBITDA loss of $1.1 million, respectively. Adjusted EBITDA increased in both periods due to a combination of our growth in revenue, improved gross margin, and reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment, and increased by IPO and public company costs, transaction costs related to an acquisition, taxes paid related to stock-based compensation equity awards and other costs, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors, and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$53,656	$9,170
Less: Capitalized software development costs and purchases of intangible assets	(4,562)	(2,620)
Less: Purchases of property and equipment	(5,562)	(3,586)
Plus: IPO and public company costs (1)	338	3,909
Plus: Acquisition transaction costs (2)	185	—
Plus: Acquisition earn-out costs (3)	113	—
Plus: Taxes paid related to stock-based compensation equity awards (4)	2,002	1,653
Plus: Other (5)	—	4,220
Free cash flow	$46,170	$12,746
________________
(1)IPO and public company costs include costs associated with IPO readiness incurred in 2021 and costs associated with the establishment of our public company structure and processes, including consultant costs, a one-time fee associated with the set-up of our initial proxy statement, and fees paid to consultants and Deloitte for work in connection with remediation of the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(2)Represents costs incurred related to an acquisition including due diligence, valuation and integration costs, which is included within General and administrative within our Consolidated Statements of Operations and Comprehensive Loss.
(3)Represent costs incurred related to the earn-out payment on the acquisition, which is included within General and administrative within our Consolidated Statements of Operations and Comprehensive Loss.

(4)Includes taxes paid on equity transactions.

(5)Represents one-time cash awards to Duolingo contributors under our non-employee volunteer program included within Sales and marketing expenses within our Consolidated Statements of Operations and Comprehensive Loss.

For the year ended December 31, 2022 and 2021, we generated $46.2 million and $12.7 million of free cash flow, respectively. The increase in free cash flow in both periods was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency: The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total revenues were $369,495 for the year ended December 31, 2022, an increase of 47% over the year ended December 31, 2021 on a reported basis, and 51% on a constant currency basis. Subscription revenues totaled $273,507 for the year ended December 31, 2022, an increase of 51% over the year ended December 31, 2021 on a reported basis, and 55% on a constant currency basis.
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
Results of Operations
Comparison for the years ended December 31, 2022 and 2021
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual. We began to roll out a family plan during the second half of 2021 and as of December 31, 2022 offer it exclusively as an annual subscription. We have historically had a six-month subscription plan, but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test.
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
General and Administrative. General and administrative expenses primarily consist of employee-related compensation, including stock-based compensation, for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expenses also include certain professional services fees, general corporate and director and officer insurance, our facilities costs, public company costs to comply with the rules and regulations of the SEC and the Listing Rules of the Nasdaq Global Select Market, and other general overhead costs that support our operations. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. However, we expect that our general and administrative expenses will remain steady or decrease as a percentage of our revenues as our revenues grow faster than these expenses over the long-term.
Interest Income

Interest income consists of income earned on our money market funds included in cash and cash equivalents and on our marketable securities.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency exchange losses and gains losses.
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

The following table sets forth our Consolidated Statements of Operations and Comprehensive Loss data, including year-over-year change, for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	% Change
Revenues	$369,495	$250,772	47%
Cost of revenues (1) (2)	99,431	69,186	44
Gross profit	270,064	181,586	49
Operating expenses:
Research and development (1) (2)	150,444	103,833	45
Sales and marketing (1) (2)	66,967	59,170	13
General and administrative (1) (2)	117,848	78,590	50
Total operating expenses	335,259	241,593	39
Loss from operations	(65,195)	(60,007)	9
Other (expense) income, net	(676)	30	(2353)
Loss before interest income and provision for income taxes	(65,871)	(59,977)	10
Interest income	7,235	19	37979
Loss before provision for income taxes	(58,636)	(59,958)	(2)
Provision for income taxes	938	177	430
Net loss and comprehensive loss	$(59,574)	$(60,135)	(1)%
________________
(1)Includes stock-based compensation expenses as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Cost of revenues	$38	$8
Research and development	26,373	9,298
Sales and marketing	2,540	881
General and administrative	44,869	30,617
Total	$73,820	$40,804

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Cost of revenues (a)	$870	$—
Research and development	1,500	260
Sales and marketing (a)	1,072	725
General and administrative	1,428	1,741
Total	$4,870	$2,726
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Consolidated Statements of Operations and Comprehensive Loss for each of the periods presented as a percentage of revenue.

	Year Ended December 31,
	2022	2021
Revenues	100%	100%
Cost of revenues	27	28
Gross profit	73	72
Operating expenses:
Research and development	41	41
Sales and marketing	18	24
General and administrative	32	31
Total operating expenses	91	96
Loss from operations	(18)	(24)
Other (expense) income, net	—	—
Loss before interest income and provision for income taxes	(18)	(24)
Interest income	2	—
Loss before provision for income taxes	(16)	(24)
Provision for income taxes	—	—
Net loss and comprehensive loss	(16)%	(24)%
Revenues
Revenues increased $118.7 million, or 47%, to $369.5 million during the year ended December 31, 2022, from revenues of $250.8 million during the year ended December 31, 2021. The main drivers of the increase for both periods were:
•Subscription revenue increased $92.8 million during the year ended December 31, 2022, primarily due to an increase in the average number of paid subscribers during the periods presented;
•Advertising revenue increased $6.2 million during the year ended December 31, 2022. These increases were driven by the increase in DAUs, which resulted in increased advertisements served, but partially offset by advertising pricing declines during the periods presented;
•Duolingo English Test revenue increased by $8.1 million during the year ended December 31, 2022 due to an increase in the number of international students taking the Duolingo English Test, driven in part by marketing efforts; and

•Other revenue increased $11.6 million during the year ended December 31, 2022, primarily due to increase in DAUs and average in-app purchase revenue per user.
The following table provides the changes in revenues by product type:

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Subscription	$273,507	$180,698	$92,809	51%
Advertising	44,731	38,501	6,230	16
Duolingo English Test	32,718	24,658	8,060	33
Other	18,539	6,915	11,624	168
Total revenues	$369,495	$250,772	$118,723	47%
Cost of Revenues and Gross Margin. Total gross margin increased to 73.1% during the year ended December 31, 2022 from 72.4% during the year ended December 31, 2021, respectively. This increase in both periods is mainly due to increased subscription margins from both improved retention and reduction in fees charged by the Google Play store. Offsetting this increase was a decline in Advertising margins, which was primarily due to decreases in average advertising revenue per DAU.
The following table provides the change in cost of revenues, along with related gross margins:

	Year Ended December 31,
	2022		2021
(in thousands)	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$99,431	73.1%	$69,186	72.4%
Operating Expenses
Research and Development. Research and development expense increased $46.6 million, or 45%, to $150.4 million during the year ended December 31, 2022 from $103.8 million during the year ended December 31, 2021. The increase was mainly due to:
•Increased employee costs from headcount growth of $40.3 million during the year ended December 31, 2022. This increase was partially offset by costs incurred in the year ended December 31, 2021 which did not occur again in the current year related to:
•$3.3 million of costs incurred in the prior year related to the tender offer, and
•$1.3 million in stock-based compensation expense from restricted stock units (RSUs),
•Increased web services and technology costs of $4.0 million,
•Increased contractor costs of $3.7 million,
•Increased travel and meal costs of $2.5 million due to the easing of restrictions related to COVID-19, and
•Increased other costs of $0.7 million incurred as our headcount grows and we expand our facilities footprint.
Research and development continues to be our largest operating expense as we invest in it in order to drive user engagement with and customer satisfaction in our platform. This engagement and satisfaction, we believe, helps to drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.

Sales and Marketing. Sales and marketing expense increased $7.8 million, or 13%, to $67.0 million during the year ended December 31, 2022 from $59.2 million during the year ended December 31, 2021. This increase was mainly due to increase in employee costs of $6.0 million due to the growth in headcount in addition to increased direct marketing and other expenses of $6.4 million. These increases were partially offset by $4.2 million of costs incurred during the prior year related to the awards paid as part of phasing out our volunteer contributor program, $0.2 million related to RSUs expense mentioned above, and $0.2 million related to tender offer costs, neither of which occurred in the current year.
Direct marketing spend and other expenses as a percentage of revenue decreased for both periods presented as a result of applying learnings from past years, which enabled us to spend marketing expenses more efficiently.
General and Administrative. General and administrative expense increased $39.3 million, or 50%, to $117.8 million during the year ended December 31, 2022 from $78.6 million during the year ended December 31, 2021. The main drivers of this increase were related to the following:
•Increased stock-based compensation expense related to equity awards of $14.5 million, of which $14.5 million related to the founder awards which were granted upon the IPO and $6.1 million related to increased headcount. These increases were partially offset by costs incurred upon the IPO of $6.1 million related to increased stock-based compensation expense for the acceleration of founder stock options and RSUs, which did not occur again in the current year.
•Increased net employee related costs of $7.8 million, due to an increase of $9.6 million from increased headcount, partially offset by $1.8 million in one-time costs related to the tender offer which occurred in the year ended December 31, 2021 and did not occur again in the current year,
•Increased travel and meals expenses due to the easing of restrictions related to COVID-19 of $5.3 million,
•Increased rent related costs incurred to expand to our facilities footprint of $4.0 million,
•Increased insurance costs associated with being a public company of $2.0 million, and
•Other net increases of $5.7 million, due to increased headcount, professional fees, contractor expense, transaction costs and sales and VAT taxes.
Interest Income
Interest income increased $7.2 million during the year ended December 31, 2022 due to an increase in interest rates earned on our money market funds.
Other (Expense) Income, Net
Other (expense) income, net decreased $0.7 million, during the year ended December 31, 2022, mainly the impact from changes in foreign currency rates.
Provision for Income Taxes
Provision for income taxes increased $0.8 million, during the year ended December 31, 2022, primarily attributable to estimated foreign tax expense as well as the impact, for US federal income tax purposes, of the capitalization of research and development expenses in accordance with Internal Revenue Code ("IRC") Section 174.
Liquidity and Capital Resources

Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of December 31, 2022, we had $608.2 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of US government treasury and agency securities.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022, we had deferred revenues of $157.6 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$53,656	$9,170
Net cash used for investing activities	(14,174)	(6,206)
Net cash provided by financing activities	14,776	430,468
Net increase in cash and cash equivalents	$54,258	$433,432
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities for the year ended December 31, 2022 increased $44.5 million, or 485%, to $53.7 million. This increase was mainly due to the decrease of net loss adjusted by stock-based compensation expense, in addition to an increase in deferred revenue.
Investing Activities
Cash used in investing activities increased $8.0 million, or 128%, to $14.2 million for the year ended December 31, 2022, from $6.2 million for the year ended December 31, 2021. The increase was due to increased costs from capital expenditures to purchase property and equipment to support office space and site operations, capitalization of software development and the acquisition of Gunner Made LLC.
Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $14.8 million, which was from proceeds from exercises of stock options. Cash provided by financing activities for the year ended December 31, 2021 was $430.5 million and was driven by the net proceeds from the IPO of $431.1 million less costs of $4.9 million, and proceeds from exercises of stock options of $12.5 million. These increases were partially offset by cash paid in the prior year for the tender offer of $8.2 million, which did not reoccur.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease commitments (1)	$40,175	$6,719	$7,941	$6,681	$18,834
Other commitments (2)	12,500	12,500	—	—	—
Total contractual obligations	$52,675	$19,219	$7,941	$6,681	$18,834
________________
(1)Consists of future non-cancelable minimum rental payments under operating lease obligations, excluding short-term leases.

(2)Other commitments consist of hosting costs, with a committed spend of $12.5 million remaining from a two year contract entered in the prior year.

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
Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our Consolidated Financial Statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience, current trends and various other factors that are believed to be relevant at the time the Consolidated Financial Statements are prepared. Actual results may differ from these estimates under different assumptions and conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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

Revenue Recognition
Nature of Revenue
We account for revenue contracts with customers by applying the five step model in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our predominant sources of revenue are time-based subscriptions, in-app advertising placement by third parties and the Duolingo English Test. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Revenue from time-based subscriptions includes a stand-ready obligation to provide hosting services that are consumed by the customer over the subscription period. Users can purchase Super Duolingo monthly or they can purchase a six-month or year-long subscription and pay for the subscription at the time of purchase. Under the year-long subscription, users can purchase a single plan or a family plan. The family plan includes up to six users on one subscription. Such payments are initially recorded to deferred revenue. The user has the ability to download limited content offline. However, as there is a significant level of integration and interdependency with the online functionality, we consider the service to be a single performance obligation for the online and offline content.
We enter into arrangements with advertising networks to monetize the in-app advertising inventory. Revenue from in-app advertising placement is recognized at a point in time when the advertisement is placed and is based upon the amount received.
Duolingo English Test revenue is generally recognized once the tests have gone through the proctoring process and a certification decision has been made. This process usually takes less than 48 hours after the test has been completed and uploaded. Customers have 21 days from the date of purchase to take the exam or their purchase will expire and revenue will be recognized. The vast majority of customers complete their exams prior to expiration. Sometimes organizations may purchase tests in bulk via coupons with a one year expiration date. We defer revenue from all tests that have neither been proctored nor expired.
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
Restricted Stock Units (RSUs)
We began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. For awards granted prior to the IPO, each RSU award vested based upon the satisfaction, during the term of the RSUs, of two requirements: length of service and a liquidity event defined as a change in control or a qualified IPO. The service-based vesting condition for the majority of these awards is satisfied over four years. The liquidity-based vesting condition was satisfied upon the occurrence of the IPO on July 30, 2021, and $2,035 of stock-based compensation expense was recognized related to those awards. For awards granted subsequent to the IPO, each RSU vests based upon the satisfaction of length of service. We measure and recognize compensation expense for all stock-based awards based on the estimated fair value of the award.
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

Income Taxes
Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of our deferred tax assets is dependent on generating future taxable income and the reversal of existing temporary differences. Changes in tax laws and assumptions with respect to future taxable income could result in adjustment to these allowances. As of December 31, 2022, we maintained a valuation allowance of approximately $108,504 against our domestic net deferred tax assets primarily related to net operating loss carryforwards, research and development credit carryforwards and research and development expense capitalization.
In addition, we recognize a tax benefit for uncertain tax positions only if we believe it is more likely than not that the position will be upheld on audit based solely on the technical merits of the tax position. We evaluate uncertain tax positions after the consideration of all available information.
Internal Use Capitalized Software
We capitalize certain costs related to the development of our platform and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our consolidated statements of operations.
We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.
Recent Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of Recent Accounting Pronouncements.
Emerging Growth Company Status
Upon completion of the IPO, the Company qualified as an Emerging Growth Company ("EGC"), as defined in the Jumpstart Our Business Startups Act, and previously elected to take advantage of the extended transition period for the adoption of new or revised accounting standards available to EGCs. Effective December 31, 2022, the Company lost EGC status as a result of becoming a “large accelerated filer." As a result, we are no longer able to take advantage of the reduced disclosure requirements applicable to an EGC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2022, we had $517.0 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our Consolidated Financial Statements.
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
Inflation Risk
Inflationary factors such as increases in costs may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations to date. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 8. Financial Statements
DUOLINGO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Duolingo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duolingo, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible assets: Capitalized software – Refer to Note 6 to the financial statements.

Critical Audit Matter Description
The Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs are capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company will stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expenses costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our consolidated statements of operations and comprehensive loss. The Company capitalized $5.7 million of software development costs during the year ended December 31, 2022. Total capitalized software, net of accumulated amortization, is $8.5 million as of as of December 31, 2022.
We identified capitalized software as a critical audit matter because of the judgment exercised by management in determining whether costs incurred on software development projects have met the capitalization criteria, which in turn, required a higher degree of auditor judgment. The determination of costs to be capitalized is subjective in nature as it requires management to determine that the costs (1) related to a project that had entered the application development stage, (2) resulted in additional functionality, and (3) for which it was probable that the project would be completed and used to perform the function that was intended.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to capitalized software included the following, among others:
•We tested the effectiveness of controls over the identification and recording of costs incurred on software development projects to be capitalized.
•We obtained an understanding of management's process for evaluating software development costs and the nature of software development costs capitalized.
•We assessed management’s methodology utilized in calculating capitalized software development costs based on the allocation of capitalized labor costs. We made certain inquiries of project members to further assess the reasonableness of time allocated to the selected projects.
•We tested individual costs incurred within research and development, on a sample basis, and assessed whether such costs were properly capitalized or not based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
•We conducted corroborative interviews with Company personnel involved in software development regarding the nature and functionality of costs incurred related to capitalized software projects.
/s/ Deloitte & Touche LLP
New York, New York
February 28, 2023
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Duolingo, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duolingo, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2023

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$608,180	$553,922
Accounts receivable	46,728	33,163
Deferred cost of revenues	35,041	24,219
Prepaid expenses and other current assets	7,234	7,967
Total current assets	697,183	619,271
Property and equipment, net	12,969	8,211
Goodwill	4,050	—
Intangible assets, net	8,497	4,566
Operating lease right-of-use assets	22,508	28,369
Deferred tax assets	633	—
Other assets	1,507	894
Total assets	$747,347	$661,311

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,177	$7,818
Deferred revenues	157,550	98,267
Income tax payable	1,069	113
Accrued expenses and other current liabilities	21,970	12,933
Total current liabilities	181,766	119,131
Long-term obligation under operating leases	23,503	29,124
Total liabilities	205,269	148,255
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of December 31, 2022 and 2021; 31,899 and 16,645 issued and outstanding at December 31, 2022 and 2021, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of December 31, 2022 and 2021; 8,462 and 21,627 issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	772,562	683,966
Accumulated deficit	(230,488)	(170,914)
Total stockholders’ equity	542,078	513,056
Total liabilities, convertible preferred stock and stockholders' equity	$747,347	$661,311
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$369,495	$250,772	$161,696
Cost of revenues	99,431	69,186	45,987
Gross profit	270,064	181,586	115,709
Operating expenses:
Research and development	150,444	103,833	53,024
Sales and marketing	66,967	59,170	34,983
General and administrative	117,848	78,590	43,713
Total operating expenses	335,259	241,593	131,720
Loss from operations	(65,195)	(60,007)	(16,011)
Other income	131	318	157
Other expense	(807)	(288)	(85)
Other (expense) income, net	(676)	30	72
Loss before interest income and provision for income taxes	(65,871)	(59,977)	(15,939)
Interest income	7,235	19	231
Loss before provision for income taxes	(58,636)	(59,958)	(15,708)
Provision for income taxes	938	177	68
Net loss and comprehensive loss	$(59,574)	$(60,135)	$(15,776)
Net loss per share attributable to Class A and Class B common stockholders, basic	$(1.51)	$(2.57)	$(1.24)
Net loss per share attributable to Class A and Class B common stockholders, diluted	$(1.51)	$(2.57)	$(1.24)
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—Balance—January 1, 2020	18,247	137,686	12,406	$1	$11,026	$(95,003)	$(83,976)
Issuance of Series G and H convertible preferred stock, net of fees	827	44,923	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,031	—	17,031
Stock options exercised	—	—	388	—	2,030	—	2,030
Net loss	—	—	—	—	—	(15,776)	(15,776)
BALANCE—December 31, 2020	19,074	$182,609	12,794	1	30,087	$(110,779)	$(80,691)
BALANCE—January 1, 2021	19,074	$182,609	12,794	$1	$30,087	$(110,779)	$(80,691)
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs	—	—	4,466	1	426,191	—	426,192
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(19,074)	(182,609)	19,074	2	182,607	—	182,609
Stock-based compensation	—	—	—	—	40,804	—	40,804
Stock options exercised	—	—	1,882	—	12,480	—	12,480
Common stock repurchased and retired	—	—	(23)	—	(868)	—	(868)
Options repurchased	—	—	—	—	(7,335)	—	(7,335)
Release of restricted stock units	—	—	79	—	—	—	—
Net loss	—	—	—	—	—	(60,135)	(60,135)
BALANCE—December 31, 2021	—	$—	38,272	$4	$683,966	$(170,914)	$513,056

DUOLINGO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Amounts in thousands)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2022	—	$—	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation	—	—	—	—	73,820	—	73,820
Stock options exercised	—	—	1,739	—	14,776	—	14,776
Release of restricted stock units	—	—	350	—	—	—	—
Net loss	—	—	—	—	—	(59,574)	(59,574)
BALANCE—December 31, 2022	—	$—	40,361	$4	$772,562	$(230,488)	$542,078
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(59,574)	$(60,135)	$(15,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,870	2,726	2,256
Stock-based compensation	73,820	40,804	17,031
Changes in assets and liabilities:
Deferred revenue	59,283	43,475	28,485
Accounts receivable	(13,565)	(12,713)	(10,445)
Deferred cost of revenues	(10,822)	(10,634)	(6,653)
Prepaid expenses and other current assets	(1,415)	(4,048)	(1,712)
Accounts payable	(6,655)	5,622	(1,615)
Accrued expenses and other current liabilities	8,720	3,708	6,213
Noncurrent assets and liabilities	(1,006)	365	(76)
Net cash provided by operating activities	53,656	9,170	17,708
Cash flows from investing activities:
Capitalized software expense and purchases of intangible assets	(4,562)	(2,620)	(638)
Purchase of property and equipment	(5,562)	(3,586)	(3,376)
Acquisition, net of $0 cash acquired	(4,050)	—	—
Net cash used for investing activities	(14,174)	(6,206)	(4,014)
Cash flows from financing activities:
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and issuance costs	—	426,191	—
Net proceeds from issuance of convertible preferred stock	—	—	44,923
Proceeds from exercise of stock options	14,776	12,480	2,030
Repurchases of stock options	—	(7,335)	—
Repurchase of common stock	—	(868)	—
Net cash provided by financing activities	14,776	430,468	46,953
Net increase in cash and cash equivalents	54,258	433,432	60,647
Cash and cash equivalents - Beginning of period	553,922	120,490	59,843
Cash and cash equivalents - End of period	$608,180	$553,922	$120,490

See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$615	$132	$—
Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in Current liabilities	$—	$64	$—
Supplemental disclosure of noncash investing activities:
Capitalized software and purchases of intangible assets included in Current liabilities	$1,121	$342	$500
Property and equipment included in Current liabilities	$166	$230	$—
Landlord incentive	$2,148	$—	$—
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Duolingo, Inc. (the “Company” or “Duolingo”) was formed on August 18, 2011, and the Duolingo app was launched to the general public on June 19, 2012. The Company’s headquarters are located in Pittsburgh, Pennsylvania.
On July 30, 2021, Duolingo completed its Initial Public Offering (“IPO”) of 5,872 shares of its Class A common stock at a price to the public of $102.00 per share, 4,466 of which were sold by the Company and 1,406 of which were sold by certain selling stockholders, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 766 shares of the Company’s Class A common stock. The gross proceeds to the Company from the IPO were $455,532, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock in the offering by the selling stockholders. Immediately prior to the completion of the IPO, all convertible preferred stock outstanding, totaling approximately 19,074 shares, was automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $182,609 was reclassified to additional paid-in capital within stockholders’ equity. Additionally, on July 15, 2021, 6,930 shares held by our founders were exchanged from Class A common stock into Class B common stock.
Duolingo is a US-based mobile learning platform, as well as a digital language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers a premium service, Super Duolingo, for a subscription fee. As of the date of this filing, Duolingo offers courses in over 40 different languages, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the United States, China and Germany.
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the years ended December 31, 2022, 2021 and 2020. Unless otherwise specified, all dollar amounts are referred to in thousands.
The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles—The Consolidated Financial Statements and accompanying notes are prepared in accordance with GAAP.
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
Revenue Recognition—The Company has three predominant sources of revenue; time-based subscriptions, in-app advertising placement by third parties, and the Duolingo English Test. See Footnote 4 for further discussion.
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

	December 31, 2022	December 31, 2021
Cash	$91,189	$44,165
Money market funds	516,991	509,757
Total	$608,180	$553,922
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Accounts Receivable—Accounts receivables are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis. As of December 31, 2022 and 2021, the Company has not recorded a reserve given the Company’s lack of historical write offs.
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
Acquisition—The Company uses the acquisition method of accounting for business combination transactions, and, accordingly, recognizes the fair values of assets acquired and liabilities assumed in our Consolidated Financial Statements. Transaction costs related to the acquisition of the acquired company are expensed as incurred. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date. The Consolidated Financial Statements include the results of operations of any acquired company since the acquisition date.
Goodwill—The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized but is reviewed for impairment annually and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company will review goodwill for impairment annually on October 1st of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. The Company will first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.
Intangible Assets—The majority of the Company’s intangible assets is capitalized software, with minimal other intangible assets during the years ended December 31, 2022 and 2021. The Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years. Relatively minor upgrades, enhancements and maintenance to the platform are expensed as incurred.
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
The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a tax authority. There were no amounts recorded at December 31, 2022 and December 31, 2021 related to uncertain tax positions.
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
Sales and Marketing—Sales and marketing expenses are expensed as incurred and consists primarily of brand advertising, marketing, digital and social media spend, field marketing, travel, trade show sponsorships and events, conferences and other employee related compensation, including stock-based compensation for personnel engaged in sales and marketing functions, amortization of non-revenue generating capitalized software used to promote Duolingo, and depreciation of certain property and equipment. Advertising costs were approximately $48,111, $42,964 and $27,352 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Contributors—On March 10, 2021, the Company announced that it was ending its non-employee volunteer program, which began in 2013 to build and improve language courses. As part of this change, those contributors who participated in the program became eligible to receive a one-time award, up to an aggregate amount of approximately $4,220, including fees paid to process payments of approximately $526. The Company accounted for this under Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 958-720, Not-For-Profit Entities - Other Expenses and ASC 720-25, Contributions Made, based on the nature of this contribution, which is an unconditional promise. This amount is included within Sales and marketing in the Consolidated Statements of Operations and Comprehensive Loss.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top two, Apple and Google, accounted for 56.2% and 27.5% of total Accounts receivable as of December 31, 2022, respectively. The top three service providers, Apple, Google and Stripe, accounted for 51.1%, 27.9% and 10.1% of total Accounts receivable as of December 31, 2021, respectively.
Two service providers, Apple and Google, processed 54.2% and 28.1% of total Revenues for the year ended December 31, 2022, respectively. Three services providers, Apple, Google, and Stripe, processed 50.5%, 29.0% and 10.1% of total Revenues for the year ended December 31, 2021, respectively. Two service providers, Apple and Google, processed 51.3% and 26.9% of total Revenues for the year ended December 31, 2020, respectively.
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
Performance-based RSUs
In June 2021, the Company granted 1,800 (one million eight-hundred thousand) performance-based RSUs to the Company’s founders (“Founder Awards”). The Founder Awards are divided into ten equal tranches with each tranche becoming eligible to vest upon achievement of the specified stock-price hurdles. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The fair value of the Founder Awards is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The first and second tranches were met during the year ended December 31, 2021. The Company recognized $30,997 of stock-based compensation expense related to these awards, which is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Loss.
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
Leases—The Company accounts for leases in accordance with ASC 842, Leases, which requires virtually all leases, other than leases that meet the definition of a short-term lease, to be recorded on the balance sheet with a right-of-use (“ROU”) asset and corresponding lease liability. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the years ended December 31, 2022, 2021 and 2020, the Company incurred no impairment charges on ROU assets.
On the lease commencement date, each lease is classified as either finance or operating, depending on certain criteria. The Company determined that it only has operating leases as none of the criteria for finance lease classification were met. Operating lease expense is recognized on a straight-line basis on the Consolidated Statements of Operations and Comprehensive Loss in General and administrative expenses. On the Consolidated Statements of Changes in Cash Flows, payments for operating leases, are included in operating activities. As an accounting policy election, the Company has elected to not separate lease and non-lease components for all asset classes and made an accounting policy election for short-term leases which does not require the capitalization of leases with terms of 12 months or less at lease commencement. The discount rate utilized in calculating the lease liability is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate (“IBR”) for the expected lease term is used. The Company’s IBR approximates the rate the Company would have to pay, on a collateralized basis, to borrow an amount equal to the lease payments under similar terms.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the years ended December 31, 2022, 2021 and 2020.
Recently Issued Pronouncements Not Yet Adopted
There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements.
3.     ACQUISITION
On October 3, 2022, the Company completed the acquisition of the assets of Gunner Made LLC (“Gunner”), a wholly owned entity of PNG Holdings LLC, a design and animation studio based in Detroit, Michigan. The acquisition of Gunner added fifteen new designers, illustrators, and animators to Duolingo’s existing design teams. The total consideration was $4.5 million, of which $4 million was purchase price paid in cash upon closing and was allocated to Goodwill within the Consolidated Financial Statements as it was determined that no other separately identifiable assets were acquired. The remaining $450 will be paid after one year of continued service of certain Gunner employees, and will be expensed over the period within General and administrative in the Consolidated Statements of Operations and Comprehensive Loss. The Company incurred $50 of acquisition costs related to due diligence and valuation, and they are included in General and administrative expense within the Consolidated Statements of Operations and Comprehensive Loss.
The Company assumed a new lease for office space as part of the Gunner acquisition. The term of the newly acquired lease is 68 months beginning on October 3, 2022 and expiring on May 31, 2028. The Company has the option to extend the lease for one additional term of five years and one additional term of four years which the Company has not included in the lease term. The remaining payments related to this lease agreement as of December 31, 2022 are approximately $750. The Company reviewed the lease, and determined that the current terms were relative to current market conditions, and as such, no intangible asset was created. The Company also signed an agreement to sublease a portion of the acquired lease. The term of the sublease is 68 months beginning on October 3, 2022 and expiring on May 31, 2028. The remaining receivable related to this sublease agreement as of December 31, 2022 is approximately $358.
4.      REVENUE
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
Duolingo English Test revenue is generally recognized once the tests have gone through the proctoring process and a certification decision has been made. This process usually takes less than 48 hours after the test has been completed and uploaded. Customers have 21 days from the date of purchase to take the exam or their purchase will expire and revenue will be recognized. Virtually all customers complete their exams prior to expiration. Sometimes organizations may purchase tests in bulk via coupons with a one year expiration date. The Company will defer revenue from all tests that have neither been proctored nor expired.
The Company’s users have the option to purchase consumable in-app virtual goods. The Company recognizes revenue over the period in which the user consumes the virtual good, which is generally within a month.
The Company also recognizes revenue from Duo’s Taquería, a restaurant that opened during 2022, in the space adjacent to our headquarters in Pittsburgh. Revenue from Duo’s Taquería is recognized at a point in time when the sales are made.
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
Disaggregation of Revenue
In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue stream, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31,
	2022	2021	2020
Revenues:
Subscription	$273,507	$180,698	$117,501
Advertising	44,731	38,501	27,043
Duolingo English Test	32,718	24,658	15,155
Other (1)	18,539	6,915	1,997
Total revenues	$369,495	$250,772	$161,696
________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Information regarding geography of revenues is based upon the location where the users are located or, in the case of the Duolingo English Test, where the tests are taken:

	Year Ended December 31,
	2022	2021	2020
United States	$168,320	$109,163	$70,978
United Kingdom	31,539	25,163	15,245
Rest of World	169,636	116,446	75,473
Total	$369,495	$250,772	$161,696
Customers located in the United States accounted for 46% of total revenues for the year ended December 31, 2022, and 44% of total revenues for both of the years ended December 31, 2021 and 2020, and customers located in the United Kingdom accounted for 9%, 10% and 9% for the years ended December 31, 2022, 2021 and 2020, respectively. No other country accounted for more than 10% of revenue in the periods presented.
Changes in deferred revenues were as follows:

	Year Ended December 31,
	2022	2021
Beginning balance—January 1	$98,267	$54,792
Amount from beginning balance recognized into revenue	(98,267)	(54,792)
Recognition of deferred revenue	(199,130)	(139,371)
Deferral of revenue	356,680	237,638
Ending balance—December 31	$157,550	$98,267

5.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of December 31, 2022 and December 31, 2021:

	2022	2021
Leasehold improvements	$15,983	$10,258
Furniture, fixtures and equipment	5,204	3,053
Total property and equipment	21,187	13,311
Less: accumulated depreciation	(8,218)	(5,100)
Total property and equipment, net	$12,969	$8,211
Depreciation expense of $3,118, $2,033 and $1,624 for the years ended December 31, 2022, 2021, and 2020 respectively, is recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Depreciation expense is included within the following financial statement line items within the Company’s Consolidated Financial Statements.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Research and development	$1,500	$260	$—
Sales and marketing	190	32	—
General and administrative	1,428	1,741	1,624
Total	$3,118	$2,033	$1,624

6.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist mostly of capitalized software, with $18 and $0 of other intangible assets as of December 31, 2022 and December 31, 2021, respectively.

	2022	2021
Intangible assets	$16,827	$11,144
Less: accumulated amortization	(8,330)	(6,578)
Intangible assets, net	$8,497	$4,566
The Company capitalized $5,665 and $2,963 of software development costs during the years ended December 31, 2022 and 2021, respectively. Amortization expense of $1,752, $693 and $632 for the years ended December 31, 2022, 2021 and 2020 respectively, is recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Amortization expense is included within the following financial statement line items within the Company’s Consolidated Financial Statements.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of revenues	$870	$—	$86
Sales and marketing	882	693	546
Total	$1,752	$693	$632

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Amount
Balance as of December 31, 2021	$—
Acquisition	4,050
Balance as of December 31, 2022	$4,050
As of December 31, 2022, $3,983 of goodwill is deductible for tax purposes.
7. LEASES
The Company has entered into various operating leases for its office space expiring between fiscal 2023 and 2035. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
The following represents the components of lease cost for the years ended December 31, 2022, 2021 and 2020 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$7,076	$1,919	$1,721
Short term lease cost	125	1,266	317
Variable lease cost	63	28	—
Total lease cost	$7,264	$3,213	$2,038

Cash paid for amounts included in the measurement of lease liabilities	$5,168	$1,819	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$909	$22,274	$—
Right of use assets disposed or adjusted, modifying operating leases liabilities	$(1,586)	$(235)	$—
Gain from termination of leases	$—	$31	$—
Weighted-average remaining lease term	9 years	9 years	8 years, 11 months
Weighted-average discount rate	6.92%	5.77%	6.70%
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2022:

Fiscal year
2023	$6,719
2024	4,702
2025	3,239
2026	3,310
2027	3,371
Thereafter	18,834
Total undiscounted lease payments	$40,175
Present value adjustment	(11,769)
Operating lease liabilities	$28,406
Current lease liabilities of $4,903 and $3,336 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $23,503 and $29,124 are presented within Long-term obligation under operating leases on the Consolidated Balance Sheets for the years ended December 31, 2022 and 2021 respectively.
8.    INCOME TAXES
For the years ended December 31, 2022, 2021 and 2020 the Company recognized the following provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$302	$—	$—
State	327	80	42
Foreign	524	97	26
Total	$1,153	$177	$68

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(215)	—	—
Total	$(215)	$—	$—

Total provision for income taxes	$938	$177	$68

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	6.7	6.5	1.8
Section 162(m) limitation	(15.2)	(13.5)	—
Equity compensation	28.4	53.8	(18.4)
Other permanent adjustments	(0.9)	(0.5)	(1.8)
Research and development credit	11.7	15.9	10.2
Valuation allowance	(53.3)	(83.5)	(13.2)
Effective income tax rate	(1.6)%	(0.3)%	(0.4)%
The 2022, 2021 and 2020 effective tax rate is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.
The Company has the following deferred tax assets (liabilities) as of December 31, 2022 and 2021:

	2022	2021
Net operating loss carryforwards	$42,861	$61,605
Equity compensation	3,605	1,881
Research and development credits	22,386	14,480
Lease liability	6,487	7,335
Section 174 research and development capitalization	42,429	—
Marketing and advertising	633	—
Sales tax / Value added tax ("VAT") reserve	210	277
Other deferred tax assets	140	56
Valuation allowance	(108,504)	(76,293)
Total deferred tax assets	10,247	9,341

ROU asset	(5,122)	(6,389)
Property and equipment	(2,569)	(1,894)
Capitalized software	(1,913)	(1,057)
Other deferred tax liabilities	(10)	(1)
Total deferred tax liabilities	(9,614)	(9,341)

Net deferred taxes	$633	$—
The Company has provided a full valuation allowance for its US federal and state net deferred tax asset as it is not more likely than not that the asset will be realized. The movement in valuation allowance of $32,211 is primarily related to the capitalization, for U.S. income tax purposes, of research and development expenditures. During 2022, the Company established a deferred tax asset with respect to its China subsidiary.

The following table represents the activity in our valuation allowance for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Beginning balance—January 1	$(76,293)	$(26,236)
Valuation allowances established	(32,211)	(50,057)
Release of valuation allowances	—	—
Ending balance—December 31	$(108,504)	$(76,293)
The Company has approximately $172,046 in federal net operating loss carryforwards and approximately $86,164 in state net operating loss carryforwards. Certain of these loss carryforwards have an indefinite life and other amounts are available to offset future taxable income through 2041. The Company has approximately $22,387 in federal and state general business credits that are available to offset future taxable income through 2041. The Company has analyzed the impact of Internal Revenue Code (“IRC”) Sections 382 and 383 on these tax attributes and has determined that no prior ownership changes have occurred which would limit the Company’s ability to utilize the NOLs and research and development tax credits.
The Company’s tax years through the 2022 tax year remain subject to examination by federal and state tax authorities.
The Company utilizes a more-likely-than-not standard in recognizing a tax benefit in its financial statements. No uncertain tax benefits have been recorded in 2022, 2021, and 2020, respectively.
9.    CONVERTIBLE PREFERRED STOCK
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
The following table summarizes the convertible preferred stock outstanding immediately prior to the conversion into common stock and as of December 31, 2020:

	Shares
Series	Authorized	Outstanding	Per share price at issuance	Aggregate liquidation preference	Funds received	Fees incurred	Carrying value of convertible preferred stock
A	3,865	3,865	$0.85	$3,300	$3,300	$52	$3,248
B	6,298	6,298	2.38	$15,000	$15,000	$60	$14,940
C	2,948	2,948	6.78	$20,000	$20,000	$112	$19,888
D	3,154	3,154	14.27	$45,000	$45,000	$146	$44,853
E	1,224	1,224	20.43	$25,000	$25,000	$92	$24,909
F	758	758	39.57	$30,000	$30,000	$153	$29,848
G	241	241	41.38	$10,000	$10,000	$24	$9,976
H	586	586	59.77	$35,000	$35,000	$52	$34,947
Total	19,074	19,074		$183,300	$183,300	$691	$182,609

10.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. On each January 1, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan have been, and through January 1, 2031, will be, increased by the lesser of (i) 5% of the shares outstanding on the preceding December 31 (calculated on an as-converted basis) and (B) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the 2021 Plan). On January 1, 2022, the 2021 Plan and ESPP were increased by 1,913 shares and 166 shares, respectively. On January 1, 2023, the 2021 Plan and ESPP were increased by 2,018 shares and 319 shares, respectively.
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
A summary of stock option activity under the Plans was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2022	6,255	$12.53	6.92	$585,339
Granted (1)	—
Exercised	(1,739)	8.47
Repurchased	—
Forfeited and expired	(106)	16.47
Options outstanding at December 31, 2022	4,410	$14.04	6.25	$251,832
Options exercisable at December 31, 2022	3,689	$13.08	6.03	$214,131
________________
(1) There were no stock options granted during the year ended December 31, 2022

The total intrinsic value of options exercised was approximately $140,884, $194,513, and $6,058 for the periods ended December 31, 2022, 2021 and 2020, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	n/a	1.04 – 1.14%	0.32 – 0.68%
Expected life	n/a	5.90 years	6.01 years
Expected volatility	n/a	48.90 – 49.12%	45.50 – 49.38%
Dividend yield	n/a	—%	—%
Fair value of common stock	n/a	$38.08 – $52.80	$14.42 – $38.08

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
A summary of RSU activity under the Plans was as follows:

	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2022	730	$77.09
Granted	1,755	88.56
Released	(350)	82.26
Forfeited	(99)	84.30
Outstanding at December 31, 2022	2,036	$85.74
Prior to July 30, 2021, no stock-based compensation expense had been recognized for RSUs because the liquidity-based vesting condition had not been probable of being satisfied. Upon the IPO, the liquidity-based vesting condition was met and $2,035 of stock-based compensation expense was recognized related to these awards.
As of December 31, 2022, there was approximately $5,663 of unrecognized compensation cost related to stock options granted under the plans with a weighted-average period of approximately one year. The amount of unrecognized compensation expense for RSUs as of December 31, 2022 was $163,724 with a weighted-average period of approximately three years, for a total unrecognized compensation expense of $169,387.
There were 8,117 shares available for grant at December 31, 2022.
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
The Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The stock-price hurdles for the first two tranches were met during 2021. No additional stock-price hurdles were met during the year ended December 31, 2022. The Company recognized $30,997 and $16,463 of stock-based compensation expense related to these awards for the years ended December 31, 2022 and 2021, respectively, which is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2022, there is $63,357 of unrecognized compensation expense related to these awards.
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
Upon the IPO, vesting of stock option grants to certain executive officers were accelerated, which resulted in an additional $5,574 of compensation expense during the year ended December 31, 2021. This is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Loss.
Total stock-based compensation expense was $73,820, $40,804 and $17,031 for the year ended December 31, 2022, 2021 and 2020, respectively.
Stock based compensation expense is included in the Consolidated Statements of Operations and Comprehensive Loss as shown in the following table:

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$38	$8	$6
Research and development	26,373	9,298	2,773
Sales and marketing	2,540	881	348
General and administrative	44,869	30,617	13,904
Total	$73,820	$40,804	$17,031
Nominal amounts of stock based compensation expense is capitalized into intangible assets for the years ended December 31, 2022, 2021 and 2020.
11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the years ended December 31, 2022, 2021, and 2020.
12.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Obligations under current leases	$4,903	$3,336
Employee-related costs	4,233	2,075
Marketing related accruals	3,464	1,078
Sales and VAT tax accrual	2,396	2,319
Other	6,974	4,125
Total	$21,970	$12,933
13.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The prior Plan provided for Company safe harbor matching contributions of 100% of the first 3% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $4,624, $3,438 and $1,796 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company did not make any discretionary matching or profit sharing contributions during the years ended December 31, 2022, 2021, or 2020.
14.    LOSS PER SHARE
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

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(59,574)	$(60,135)	(15,776)
Denominator:
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	39,470	23,433	12,735
Basic loss per common share	$(1.51)	$(2.57)	$(1.24)
Diluted loss per common share	$(1.51)	$(2.57)	$(1.24)
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
Since the Company was in a net loss position for the years ended December 31, 2022, 2021, and 2020 there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Convertible preferred stock	—	—	19,074
Founder awards where performance has been met	180	180	—
Stock options outstanding (1)	4,410	6,255	8,365
RSUs outstanding (1)	2,036	730	34
Total	6,626	7,165	27,473
________________
(1) Prior year amounts were adjusted in the current year table to include unvested options and RSUs

Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above table because the stock-price hurdles for those awards had not been met as of December 31, 2022 and 2021.

15.    SUBSEQUENT EVENTS
None.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2022.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2023 Proxy Statement (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Party Transactions
The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
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
Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	7/30/2021	3.2
4.1	Form of Class A Common Stock Certificate	S-1/A	333-257483	7/19/2021	4.2
4.2	Amended and Restated Investors’ Rights Agreement, dated November 6, 2020, by and among the Registrant and the investors listed therein	S-1/A	333-257483	7/19/2021	4.3
4.3	Description of Registered Securities	10-K	001-40653	3/04/2022	4.3
10.1(a)#	2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(b)
10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(c)
10.2(a)#	2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(a)
10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(b)
10.2(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(c)
10.3#	Non-Employee Director Compensation Program	S-1/A	333-257483	7/19/2021	10.11
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257483	7/19/2021	10.12
10.5	Lease by and between 5704 Penn Office, LLC and Duolingo Inc. dated November 16, 2021	10-K	001-40653	3/04/2022	10.5
10.6#	Form of Change in Control and Severance Agreement	S-1/A	333-257483	7/19/2021	10.14
10.7(a)	Office Lease Agreement, dated November 18,2015, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(a)
10.7(b)	Amendment to Office Lease Agreement, dated June 16, 2016, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(b)
10.7(c)	Second Amendment to Office Lease Agreement, dated October 16, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(c)
10.7(d)	Third Amendment to Office Lease Agreement, dated December 31, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(d)
10.7(e)	Fourth Amendment to Office Lease Agreement, dated August 10, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(e)
10.7(f)	Fifth Amendment to Office Lease Agreement, dated October 22, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(f)
10.7(g)	Sixth Amendment to Office Lease Agreement, dated November 8, 2019, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(g)
10.8 (h)	Amendment to Office Lease Agreement dated June 23, 2022 by and between 5704 Penn Office, LLC and the Registrant					X
10.8#	Offer Letter by and between the Registrant and Luis von Ahn	S-1/A	333-257483	7/19/2021	10.5
10.9#	Offer Letter by and between the Registrant and Severin Hacker	S-1/A	333-257483	7/19/2021	10.6
10.10#	Offer Letter by and between the Registrant and Matthew Skaruppa	S-1/A	333-257483	7/19/2021	10.7
10.11#	Offer Letter by and between the Registrant and Robert Meese	S-1/A	333-257483	7/19/2021	10.8
10.12#	Offer Letter by and between the Registrant and Natalie Glance	S-1/A	333-257483	7/19/2021	10.9

10.13#	Offer Letter by and between the Registrant and Stephen Chen	S-1/A	333-257483	7/19/2021	10.10
10.14#	Employee Stock Purchase Plan	S-1/A	333-257483	7/19/2021	10.4
21.1	List of Subsidiaries	10-K	001-40653	3/04/2022	21.1
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Signature	Title	Date

/s/ Luis von Ahn	Chief Executive Officer and Director	February 28, 2023
Luis von Ahn	(Principal Executive Officer)
/s/ Matthew Skaruppa	Chief Financial Officer	February 28, 2023
Matthew Skaruppa	(Principal Financial and Accounting Officer)

/s/ Amy Bohutinsky	Director	February 28, 2023
Amy Bohutinsky

/s/ Sara Clemens	Director	February 28, 2023
Sara Clemens

/s/ Bing Gordon	Director	February 28, 2023
Bing Gordon

/s/ Severin Hacker	Chief Technology Officer and Director	February 28, 2023
Severin Hacker

/s/ John Lilly	Director	February 28, 2023
John Lilly

/s/ Gillian Munson	Director	February 28, 2023
Gillian Munson

/s/ Jim Shelton	Director	February 28, 2023
Jim Shelton

/s/ Laela Sturdy	Director	February 28, 2023
Laela Sturdy