Form 10-Q
period 2023-03-31
Duolingo, Inc.
filed 2023-05-10
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of May 8, 2023, 34,735,032 shares of the registrant's Class A common stock were outstanding, and 6,317,657 shares of the registrant's Class B common stock were outstanding.

1

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our business model and strategic plans, including the introduction of new brands or products, and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
•changes in business and macroeconomic conditions; and
•those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part II, Item 7. ““Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”).
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and, although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. You should not place undue reliance on our forward-looking statements.
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

Special Note Regarding Key Operating Metrics
We manage our business by tracking several operating metrics, including monthly active users (MAUs), daily active users (DAUs), paid subscribers, and subscription and total bookings. We believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics and Non-GAAP Financial Measures.”
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
•Our success depends, in part, on our ability to access, collect, protect, and use personal data about our users and payers, and to comply with applicable data privacy laws.
•The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, brand damage, or declines in user growth or engagement, or otherwise harm our business.
•Regulatory and legislative developments on the use of artificial intelligence and machine learning could adversely affect our use of such technologies in our products and services.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 82.5% of the voting power of our outstanding capital stock as of March 31, 2023. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$641,091	$608,180
Accounts receivable	52,509	46,728
Deferred cost of revenues	40,137	35,041
Prepaid expenses and other current assets	7,497	7,234
Total current assets	741,234	697,183
Property and equipment, net	12,842	12,969
Goodwill	4,050	4,050
Intangible assets, net	8,475	8,497
Operating lease right-of-use assets	21,779	22,508
Deferred tax assets	633	633
Other assets	1,366	1,507
Total assets	$790,379	$747,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$986	$1,177
Deferred revenues	181,942	157,550
Income tax payable	925	1,069
Accrued expenses and other current liabilities	18,960	21,970
Total current liabilities	202,813	181,766
Long-term obligation under operating leases	22,378	23,503
Total liabilities	225,191	205,269
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 33,800 and 31,899 issued and outstanding at March 31, 2023 and December 31, 2022, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of March 31, 2023 and December 31, 2022; 7,218 and 8,462 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	798,254	772,562
Accumulated deficit	(233,070)	(230,488)
Total stockholders’ equity	565,188	542,078
Total liabilities and stockholders' equity	$790,379	$747,347
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$115,661	$81,220
Cost of revenues	31,492	21,490
Gross profit	84,169	59,730
Operating expenses:
Research and development	45,844	29,781
Sales and marketing	16,601	14,940
General and administrative	30,243	26,856
Total operating expenses	92,688	71,577
Loss from operations	(8,519)	(11,847)
Other income (expense), net	182	(312)
Loss before interest income and (benefit) provision for income taxes	(8,337)	(12,159)
Interest income	5,639	33
Loss before (benefit) provision for income taxes	(2,698)	(12,126)
(Benefit) provision for income taxes	(116)	28
Net loss and comprehensive loss	$(2,582)	$(12,154)
Net loss per share attributable to Class A and Class B common stockholders, basic	$(0.06)	$(0.31)
Net loss per share attributable to Class A and Class B common stockholders, diluted	$(0.06)	$(0.31)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2022	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation	—	—	14,586	—	14,586
Stock options exercised	756	—	5,226	—	5,226
Release of restricted stock units	49	—	—	—	—
Net loss	—	—	—	(12,154)	(12,154)
BALANCE—March 31, 2022	39,077	$4	$703,778	$(183,068)	$520,714
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation	—	—	21,073	—	21,073
Stock options exercised	542	—	4,619	—	4,619
Release of restricted stock units	115	—	—	—	—
Net loss	—	—	—	(2,582)	(2,582)
BALANCE—March 31, 2023	41,018	$4	$798,254	$(233,070)	$565,188
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,582)	$(12,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,762	774
Stock-based compensation	21,073	14,586
Gain on sale of capitalized software	(100)	—
Changes in assets and liabilities:
Deferred revenue	24,392	20,834
Accounts receivable	(5,781)	4,590
Deferred cost of revenues	(5,096)	(3,561)
Prepaid expenses and other current assets	(263)	66
Accounts payable	(345)	(5,800)
Accrued expenses and other current liabilities	(3,201)	1,265
Noncurrent assets and liabilities	(255)	27
Net cash provided by operating activities	29,604	20,627
Cash flows from investing activities:
Capitalized software expense and purchases of intangible assets	(731)	(1,117)
Purchase of property and equipment	(681)	(1,327)
Proceeds from sale of capitalized software	100	—
Net cash used for investing activities	(1,312)	(2,444)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,619	5,226
Net cash provided by financing activities	4,619	5,226
Net increase in cash and cash equivalents	32,911	23,409
Cash and cash equivalents - Beginning of period	608,180	553,922
Cash and cash equivalents - End of period	$641,091	$577,331

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$28	$3
Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in Current liabilities	$—	$153
Supplemental disclosure of noncash investing activities:
Capitalized software and purchases of intangible assets included in Current liabilities	$—	$14
Property and equipment included in Current liabilities	$201	$178
Landlord incentive included in Prepaid expenses and other current assets	$—	$1,102
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
Duolingo is a US-based mobile learning platform, as well as a digital language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers premium services for a subscription fee. As of the date of this filing, Duolingo offers courses in over 40 different languages, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the United States, China and Germany.
Principles of Consolidation—The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three months ended March 31, 2023 and 2022. Unless otherwise specified, all dollar amounts are referred to in thousands.
The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies consistent with the annual Unaudited Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, in preparing these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K and filed with the SEC.
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

	March 31, 2023	December 31, 2022
Cash	$48,462	$91,189
Money market funds	592,629	516,991
Total	$641,091	$608,180
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $11,093 and $10,954 for the three months ended March 31, 2023 and 2022, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top three service providers, Apple, Google and Stripe accounted for 66.9%, 19.3% and 10.0% of total Accounts receivable as of March 31, 2023, respectively. The top two service providers, Apple and Google, accounted for 56.2% and 27.5% of total Accounts receivable as of December 31, 2022, respectively.
Three service providers, Apple, Google and Stripe processed 57.1%, 26.2% and 11.9% of total Revenues for the three months ended March 31, 2023, respectively. Two services providers, Apple and Google, processed 51.1% and 29.1% of total Revenues for the three months ended March 31, 2022, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three months ended March 31, 2023 and 2022.

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

	Three Months Ended March 31,
	2023	2022
Revenues:
Subscription	$86,185	$58,010
Advertising	11,635	11,748
Duolingo English Test	9,972	8,080
Other (1)	7,869	3,382
Total revenues	$115,661	$81,220
________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance—January 1	$157,550	$98,267
Amount from beginning balance recognized into revenue	(65,492)	(40,474)
Recognition of deferred revenue	(30,129)	(22,195)
Deferral of revenue	120,013	83,503
Ending balance—March 31	$181,942	$119,101
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of March 31, 2023 and December 31, 2022:

	2023	2022
Leasehold improvements	$16,693	$15,983
Furniture, fixtures and equipment	5,376	5,204
Total property and equipment	22,069	21,187
Less: accumulated depreciation	(9,227)	(8,218)
Total property and equipment, net	$12,842	$12,969
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$407	$134
Sales and marketing	48	19
General and administrative	554	412
Total	$1,009	$565

5.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist mostly of capitalized software, with $18 of other intangible assets as of March 31, 2023 and December 31, 2022.

	2023	2022
Intangible assets	$17,250	$16,827
Less: accumulated amortization	(8,775)	(8,330)
Intangible assets, net	$8,475	$8,497
The Company capitalized $731 and $1,131 of software development costs during the three months ended March 31, 2023 and 2022, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
(In thousands)	2023	2022
Cost of revenues	$403	$—
Sales and marketing	350	209
Total	$753	$209

Goodwill was $4,050 at March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, $3,915 and $3,983 of goodwill is deductible for tax purposes, respectively.
6.    INCOME TAXES
Year-to-date income tax expense or benefit is the product of the most current projected annual effective tax rate (“PAETR”) and the actual year-to-date pretax income (loss) adjusted for any discrete items. The income tax expense or benefit for a particular quarter, is the difference between the year-to-date calculation of income tax expense or benefit and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax.
The Company’s PAETR was lower than the US federal statutory rate of 21.0% during the three months ended March 31, 2023 and 2022 primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on US federal and state net deferred tax assets for the period ending March 31, 2023 as a result of pre-tax losses incurred since the Company’s inception in early 2012. The Company is projecting pre-tax loss in 2023.
Current and Prior Period Tax Expense
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022
Loss before (benefit) provision for income taxes	$(2,698)	$(12,126)
(Benefit) provision for income taxes	(116)	28
Effective tax rate	4.3%	(0.2)%
The change in the effective tax rate from the prior year was primarily due to increased tax benefits related to stock-based compensation.
The tax benefit recorded for the current period is primarily attributable to the excess tax benefits of stock-based compensation, which have been recognized discretely. This benefit was partially offset by non-deductible compensation.
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
A summary of stock option activity under the Plans was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2023	4,410	$14.04	6.25	$251,832
Granted (1)	—
Exercised	(542)	8.57
Forfeited and expired	(3)	22.37
Options outstanding at March 31, 2023	3,865	$14.80	6.17	$493,610
Options exercisable at March 31, 2023	3,297	$14.05	6.00	$423,829
________________
(1) There were no stock options granted during the three months ended March 31, 2023 and 2022.

The total intrinsic value of options exercised was approximately $55,062 and $60,334 for the periods ended March 31, 2023 and 2022, respectively.

A summary of RSU activity under the Plans was as follows:

	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2023	2,036	$85.74
Granted	185	97.62
Released	(115)	84.18
Forfeited	(58)	97.80
Outstanding at March 31, 2023	2,048	$86.56
As of March 31, 2023, there was approximately $4,522 of unrecognized compensation cost related to stock options granted under the plans with a weighted-average period of approximately one year. The amount of unrecognized compensation expense for RSUs as of March 31, 2023 was $163,373 with a weighted-average period of approximately three years, for a total unrecognized compensation expense of $167,895.
There were 10,011 shares available for grant at March 31, 2023.
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

The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The stock-price hurdles for the first two tranches were met during 2021. No additional stock-price hurdles have been met since. The Company recognized $7,140 and $8,019 of stock-based compensation expense related to these awards for the three months ended March 31, 2023 and 2022, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2023, there is $56,217 of unrecognized compensation expense related to these awards.
Total stock-based compensation expense was $21,073 and $14,586 for the three months ended March 31, 2023 and 2022, respectively.
Stock based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as shown in the following table:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$11	$6
Research and development	9,346	3,632
Sales and marketing	779	348
General and administrative	10,937	10,600
Total	$21,073	$14,586
Nominal amounts of stock based compensation expense is capitalized into intangible assets for the three months ended March 31, 2023 and 2022.
8.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three months ended March 31, 2023 and 2022.
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Obligations under current leases	$5,524	$4,903
Marketing related accruals	2,726	3,464
Sales and VAT tax accrual	2,421	2,396
Employee-related costs	1,938	4,233
Other	6,351	6,974
Total	$18,960	$21,970
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan, (the “Plan”) for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,397 and $983 for the three months ended March 31, 2023 and 2022, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three months ended March 31, 2023 and 2022.
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

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(2,582)	$(12,154)
Denominator:
Weighted-average shares in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	40,618	38,590
Basic loss per common share	$(0.06)	$(0.31)
Diluted loss per common share	$(0.06)	$(0.31)
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

Since the Company was in a net loss position for the three months ended March 31, 2023 and 2022, there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Founder awards where performance has been met	180	180
Stock options outstanding (1)	3,865	5,435
RSUs outstanding (1)	2,048	756
Total	6,093	6,371
________________
(1) Prior year amounts were adjusted in the current year table to include unvested options and RSUs.

Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above table because the stock-price hurdles for those awards had not been met as of March 31, 2023 and 2022.

12.    SUBSEQUENT EVENTS
None.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. The following discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in Part II, Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” included elsewhere in this Quarterly Report on Form 10-Q, and in in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 70 million monthly active users for the three months ended March 31, 2023. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.

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

	Three Months Ended March 31,
(Operating metrics are in millions)	2023	2022
Operating Metrics
Monthly active users (MAUs)	72.6	49.2
Daily active users (DAUs)	20.3	12.5
Paid subscribers (at period end)	4.8	2.9

	Three Months Ended March 31,
	2023	2022
Operating Metrics
Subscription bookings	$110,122	$78,539
Total bookings	$140,054	$102,054

Non-GAAP Financial Measures
Net loss (GAAP)	$(2,582)	$(12,154)
Adjusted EBITDA	$15,111	$3,946

Net cash provided by operating activities (GAAP)	$29,604	$20,627
Free cash flow	$28,792	$18,928
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended March 31, 2023 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 72.6 million and 49.2 million MAUs for the three months ended March 31, 2023 and 2022, respectively, representing an increase of 47% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
Daily active users (DAUs). DAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended March 31, 2023 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 20.3 million and 12.5 million DAUs for the three months ended March 31, 2023 and 2022, respectively, representing an increase of 62% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 28.0% from 25.4% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging.
Paid Subscribers. Paid subscribers are defined as users who pay for access to any Duolingo subscription offering and had an active subscription as of the end of the measurement period. Each unique user account is treated as a single paid subscriber regardless of whether such user purchases multiple subscriptions, and the count of paid subscribers does not include users who are currently on a free trial or who are non-paying members of a family plan.
As of March 31, 2023 and 2022, we had approximately 4.8 million and 2.9 million paid subscribers, respectively, representing an increase of 63% from the prior year period. We grew paid subscribers through product improvements that led to higher subscriber conversion and steady subscriber retention.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from a purchase of any Duolingo subscription offering. Total bookings represent the amounts we receive from a purchase of any Duolingo subscription offering, a purchase of a Duolingo English Test, an in-app purchase of a virtual good, and from advertising networks for advertisements served to our users. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, which is generally from one to twelve months.
For the three months ended March 31, 2023 and 2022, we generated $110.1 million and $78.5 million of subscription bookings, respectively, representing an increase of 40% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended March 31, 2023 and 2022, we generated $140.1 million and $102.1 million of total bookings, respectively, representing an increase of 37% from the prior year period. We grew total bookings through the growth in subscription bookings noted above, in addition to growth in the Duolingo English Test and other bookings, primarily related to in-app purchases.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net loss excluding interest income, income tax provision, depreciation and amortization, stock-based compensation expenses related to equity awards, IPO and public company costs, acquisition earn-out costs and gain on sale of capitalized software. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net loss	$(2,582)	$(12,154)
Interest income	(5,639)	(33)
(Benefit) provision for income taxes	(116)	28
Depreciation and amortization	1,762	774
Stock-based compensation expenses related to equity awards (1)	21,673	15,100
IPO and public company costs (2)	—	231
Acquisition earn-out costs (3)	113	—
Gain on sale of capitalized software (4)	(100)	—
Adjusted EBITDA	$15,111	$3,946
________________

(1)In addition to stock-based compensation expense of $21.1 million and $14.6 million for the three months ended March 31, 2023 and 2022, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$240	$226
Sales and marketing	14	15
General and administrative	346	273
Total	$600	$514

(2)IPO and public company costs include costs associated with the establishment of our public company structure and processes, including consultant costs, a one-time fee associated with the set-up of our initial proxy statement, and fees paid to consultants and Deloitte for work in connection with remediation of the material weakness disclosed in our Annual Report on Form 10-K. These costs are included in General and administration expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

(3)Represent costs incurred related to the earn-out payment on an acquisition, which is included within General and administrative within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

(4)Represents proceeds from a sale of capitalized software, which is included within Other income (expense), net within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three months ended March 31, 2023 and 2022, we generated a net loss of $2.6 and $12.2, respectively. Net loss decreased due to a combination of our growth in revenue and reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
For the three months ended March 31, 2023 and 2022, we generated Adjusted EBITDA of $15.1 million and $3.9 million, respectively. Adjusted EBITDA increased due to the same reasons as net loss discussed above.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment and increased by IPO and public company costs and taxes paid related to stock-based compensation equity awards, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors, and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$29,604	$20,627
Less: Capitalized software development costs and purchases of intangible assets	(731)	(1,117)
Less: Purchases of property and equipment	(681)	(1,327)
Plus: IPO and public company costs (1)	—	231
Plus: Taxes paid related to stock-based compensation equity awards (2)	600	514
Free cash flow	$28,792	$18,928
________________
(1)IPO and public company costs include costs associated with the establishment of our public company structure and processes, including consultant costs, a one-time fee associated with the set-up of our initial proxy statement, and fees paid to consultants and Deloitte for work in connection with remediation of the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(2)Includes taxes paid on equity transactions.

For the three months ended March 31, 2023 and 2022, we generated $29.6 million and $20.6 million of net cash provided by operating activities, respectively. The increase in net cash provided by operating activities was was mainly due to the decrease in net loss in addition to an increase in stock-based compensation expense.
For the three months ended March 31, 2023 and 2022, we generated $28.8 million and $18.9 million of free cash flow, respectively. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities and slight decreases in capitalized software and purchases of property and equipment.
Constant Currency: The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total revenues were $115.7 million for the three months ended March 31, 2023, an increase of 42% over the three months ended March 31, 2022 on a reported basis, and 47% on a constant currency basis. Subscription revenues totaled $86.2 million for the three months ended March 31, 2023, an increase of 49% over the three months ended March 31, 2022 on a reported basis, and 53% on a constant currency basis.
Results of Operations
Comparison for the three months ended March 31, 2023 and 2022
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual. We began to roll out a family plan during the second half of 2021 and as of March 31, 2023 offer it exclusively as an annual subscription. We have historically had a six-month subscription plan, but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test.

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
Other income (expense), net
Other income (expense), net consists primarily of foreign currency exchange losses and gains losses.
(Benefit) provision for income taxes
The provision for income taxes represents the income tax (benefit) provision associated with our operations based on the tax laws of the jurisdictions in which we operate. These foreign jurisdictions have different statutory tax rates than the United States. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss data, including year-over-year change, for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Revenues	$115,661	$81,220	42%
Cost of revenues (1) (2)	31,492	21,490	47
Gross profit	84,169	59,730	41
Operating expenses:
Research and development (1) (2)	45,844	29,781	54
Sales and marketing (1) (2)	16,601	14,940	11
General and administrative (1) (2)	30,243	26,856	13
Total operating expenses	92,688	71,577	29
Loss from operations	(8,519)	(11,847)	(28)
Other income (expense), net	182	(312)	<100%
Loss before interest income and (benefit) provision for income taxes	(8,337)	(12,159)	(31)
Interest income	5,639	33	>100%
Loss before (benefit) provision for income taxes	(2,698)	(12,126)	(78)
(Benefit) provision for income taxes	(116)	28	<100%
Net loss and comprehensive loss	$(2,582)	$(12,154)	(79)%

________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cost of revenues	$11	$6
Research and development	9,346	3,632
Sales and marketing	779	348
General and administrative	10,937	10,600
Total	$21,073	$14,586

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cost of revenues (a)	$403	$—
Research and development	407	134
Sales and marketing (a)	398	228
General and administrative	554	412
Total	$1,762	$774
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for each of the periods presented as a percentage of revenue.

	Three Months Ended March 31,
	2023	2022
Revenues	100%	100%
Cost of revenues	27	26
Gross profit	73	74
Operating expenses:
Research and development	40	37
Sales and marketing	14	18
General and administrative	26	33
Total operating expenses	80	88
Loss from operations	(7)	(15)
Other income (expense), net	—	—
Loss before interest income and (benefit) provision for income taxes	(7)	(15)
Interest income	5	—
Loss before (benefit) provision for income taxes	(2)	(15)
(Benefit) provision for income taxes	—	—
Net loss and comprehensive loss	(2)%	(15)%
Revenues
Revenues increased $34.4 million, or 42%, to $115.7 million during the three months ended March 31, 2023, from revenues of $81.2 million during the three months ended March 31, 2022. The main drivers of the increase were:

•Subscription revenue increased $28.2 million during the three months ended March 31, 2023, primarily due to an increase in the average number of paid subscribers during the periods presented;
•Duolingo English Test revenue increased by $1.9 million during the three months ended March 31, 2023 due to an increase in the number of international students taking the Duolingo English Test, driven in part by marketing efforts; and
•Other revenue increased $4.5 million during the three months ended March 31, 2023, primarily due to increase in DAUs and average in-app purchase revenue per user.
The increases noted above were partially offset by a decrease in advertising revenue of $0.1 million during the three months ended March 31, 2023. This decrease was driven by advertising pricing declines during the period, partially offset by the increase in DAUs, which resulted in increased advertisements served.
The following table provides the changes in revenues by product type:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change	% Change
Subscription	$86,185	$58,010	$28,175	49%
Advertising	11,635	11,748	(113)	(1)
Duolingo English Test	9,972	8,080	1,892	23
Other	7,869	3,382	4,487	133
Total revenues	$115,661	$81,220	$34,441	42%
Cost of Revenues and Gross Margin. Total gross margin decreased to 72.8% during the three months ended March 31, 2023 from 73.5% during the three months ended March 31, 2022, respectively. This is primarily due to lower advertising margin driven by lower average revenue per DAU in addition to increased amortization of capitalized software. This was partially offset by higher subscription margins as a higher proportion of our subscriber base has been paying longer than one year, driving a reduction in third-party payment processing fees per subscriber.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended March 31,
	2023		2022
(in thousands)	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$31,492	72.8%	$21,490	73.5%
Operating Expenses
Research and Development. Research and development expense increased $16.1 million, or 54%, to $45.8 million during the three months ended March 31, 2023 from $29.8 million during the three months ended March 31, 2022. The increase was mainly due to:
•Increased employee costs from headcount growth of $14.3 million, including stock-based compensation of $5.7 million,
•Increased web services and technology costs of $1.4 million,
•Increased travel and meal costs of $0.6 million

•Increased other costs of $0.2 million incurred as our headcount grows and we expand our facilities footprint.
•These increases were partially offset by decreased contractor costs of $0.4 million.
Research and development continues to be our largest operating expense as we invest in it in order to drive user engagement with and customer satisfaction in our platform. This engagement and satisfaction, we believe, helps to drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased $1.7 million, or 11%, to $16.6 million during the three months ended March 31, 2023 from $14.9 million during the three months ended March 31, 2022. This increase was mainly due to an increase in employee costs of $1.0 million due to the growth in headcount, including stock-based compensation of $0.4 million, in addition to increased direct marketing and other expenses of $0.7 million.
Direct marketing spend and other marketing expenses as a percentage of revenue decreased as a result of applying learnings from past years, which enabled us to spend marketing expenses more efficiently.
General and Administrative. General and administrative expense increased $3.4 million, or 13%, to $30.2 million during the three months ended March 31, 2023 from $26.9 million during the three months ended March 31, 2022. The main drivers of this increase were related to the following:
•Increased net employee related costs of $1.5 million,including stock-based compensation of $0.4 million,
•Increased travel and meals expenses of $0.9 million,
•Increased rent related costs incurred to expand to our facilities footprint of $0.3 million,
•Other net increases of $0.7 million, due to increased headcount, professional fees, contractor expense, insurance costs, transaction costs and sales and VAT taxes.
Interest Income
Interest income increased $5.6 million during the three months ended March 31, 2023 due to an increase in interest rates earned on our money market funds.
Other income (expense), net
Other income (expense), net increased $0.5 million, during the three months ended March 31, 2023, mainly from the impact from changes in foreign currency rates and proceeds from the sale of capitalized software.
(Benefit) provision for income taxes
For the three months ended March 31, 2023, the Company recorded an income tax benefit of $0.1 million. The income tax benefit recorded in the current period is primarily attributable the excess tax benefits of stock-based compensation activity which occurred during the period.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.

As of March 31, 2023, we had $641.1 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of US government treasury and agency securities.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2023, we had deferred revenues of $181.9 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$29,604	$20,627
Net cash used for investing activities	(1,312)	(2,444)
Net cash provided by financing activities	4,619	5,226
Net increase in cash and cash equivalents	$32,911	$23,409
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities for the three months ended March 31, 2023 increased $9.0 million, or 44%, to $29.6 million. This increase was mainly due to the decrease in net loss in addition to an increase in stock-based compensation expense.
Investing Activities
Cash used in investing activities decreased $1.1 million, or 46%, to $1.3 million for the three months ended March 31, 2023, from $2.4 million for the three months ended March 31, 2022. The decrease is due to decreased capitalization of software development costs and capital expenditures to purchase property and equipment to support office space and site operations. Additionally, proceeds from the sale of capitalized software was included in the current period, but there was no such gain in the prior period.
Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $4.6 million and $5.2 million, respectively, and was proceeds from exercises of stock options.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of Unaudited Condensed Consolidated Financial Statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 1, Basis of Presentation and Note 2, Summary of Significant Accounting Policies in the notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of Recent Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2023, we had $592.6 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to March 31, 2023, our headcount grew from approximately 140 employees to over 650 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with our growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
•changes in the legislative or regulatory environment, including with respect to privacy, intellectual property, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees; and
•changes in business or macroeconomic conditions, lower consumer confidence in our business or in the online learning industry generally, recessionary conditions, increased inflation, increased interest rates, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts, or natural disasters.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of March 31, 2023 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In the three months ended March 31, 2023, we derived 57% of our revenue and 60% of our total bookings from the Apple App Store, and 19% of our revenue and 19% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. In 2023, approximately 10.1% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three months ended March 31, 2023 and 2022, our Sales and marketing expenses were $16.6 million and $14.9 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2021 and 2022, we expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control (for example potential US governmental restrictions on the TikTok platform). Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
We are subject to certain risks as a mission-based company.
We believe that a critical contributor to our success has been our commitment to make free language learning available worldwide in an effort to help people throughout the world improve their economic outcomes. The mission of Duolingo is a significant part of our business strategy and who we are as a company. We believe that Duolingo users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Duolingo’s mission. For example, maintaining a free version of the app that is both effective and enjoyable is central to Duolingo’s mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission, such as features that are only available to paid subscribers or changes to the free offering that are viewed as undermining how fun or effective the free offering is. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of our users.
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
Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, inflation, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. To date, our business has operated almost exclusively in a relatively strong economic environment and, therefore, we cannot be sure the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could materially adversely affect our business, financial condition, and results of operations. In addition, political instability or adverse political developments, could harm our business, financial condition and results of operations.
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
We receive, process, store, and transmit personal user and other confidential or sensitive information, including credit card information and personal information of our employees and users. In some cases, we engage third-party service providers to process or store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents (which to our knowledge were immaterial) and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of our or our third-party service providers’ and partners’ information technology systems occur or unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. In addition even if there has not been an actual breach, the mere allegation of a breach (such as when a third party aggregates publicly available data on our users via data-scraping for example and makes it available) can adversely affect the perception of the effectiveness of our security measures, how safe it is to use our applications and our reputation, which could have similar effects to an actual breach. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
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

While we have taken steps to comply with these rules and regulations, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, results of operations and financial condition
Our success depends, in part, on our ability to access, protect, collect, and use personal data about our users and payers, and to comply with applicable data privacy laws.
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
We use machine learning and artificial intelligence throughout the business. For example we use artificial intelligence and machine learning to help us produce content for both the learning application and the Duolingo English Test. Furthermore, in the first quarter of 2023 we began to offer in certain markets a higher subscription tier that uses artificial intelligence to enable two new features - one that provides more detailed explanations of correct and incorrect answers and one that allows a user to roleplay by text certain scenarios to practice their language skills.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 82.5% of the voting power of our capital stock as of March 31, 2023. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of March 31, 2023, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 82.5% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Moreover, as of March 31, 2023, the holders of up to 890,383 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of March 31, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 2,830,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 2,048,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus (defined below) and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
As a result of becoming a public company, we are required, pursuant to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and becoming a large accelerated filer, we are also required to comply with, among other requirements, the auditor attestation requirements of Section 404.
We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Unaudited Condensed Consolidated Financial Statements will not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our operating results and prospects.
We prepare Unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States. The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations, of accounting and financial reporting requirements of the SEC or other regulatory agencies. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results, which may negatively impact our financial statements, which may in turn adversely affect our prospects. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.
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

DUOLINGO, INC.

Date: May 9, 2023	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)