Form 10-Q
period 2023-06-30
Duolingo, Inc.
filed 2023-08-09
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of August 7, 2023, 35,374,823 shares of the registrant's Class A common stock were outstanding, and 6,162,615 shares of the registrant's Class B common stock were outstanding.

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
•our ability to maintain profitability;
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

Special Note Regarding Key Operating Metrics
We manage our business by tracking several operating metrics, including monthly active users (MAUs), daily active users (DAUs), paid subscribers, subscription bookings, and total bookings. We believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics and Non-GAAP Financial Measures.”
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.8% of the voting power of our outstanding capital stock as of June 30, 2023. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$678,665	$608,180
Accounts receivable	53,406	46,728
Deferred cost of revenues	42,720	35,041
Income tax receivable	2,363	—
Prepaid expenses and other current assets	7,787	7,234
Total current assets	784,941	697,183
Property and equipment, net	12,571	12,969
Goodwill	4,050	4,050
Intangible assets, net	10,396	8,497
Operating lease right-of-use assets	20,976	22,508
Deferred tax assets	633	633
Other assets	1,236	1,507
Total assets	$834,803	$747,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,305	$1,177
Deferred revenues	192,753	157,550
Income tax payable	62	1,069
Accrued expenses and other current liabilities	21,986	21,970
Total current liabilities	217,106	181,766
Long-term obligation under operating leases	21,292	23,503
Total liabilities	238,398	205,269
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 35,368 and 31,899 issued and outstanding at June 30, 2023 and December 31, 2022, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of June 30, 2023 and December 31, 2022; 6,163 and 8,462 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	825,746	772,562
Accumulated deficit	(229,345)	(230,488)
Total stockholders’ equity	596,405	542,078
Total liabilities and stockholders' equity	$834,803	$747,347
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$126,839	$88,386	$242,500	$169,606
Cost of revenues	33,788	23,869	65,280	45,359
Gross profit	93,051	64,517	177,220	124,247
Operating expenses:
Research and development	47,947	34,217	93,791	63,998
Sales and marketing	17,734	15,277	34,335	30,217
General and administrative	32,235	30,057	62,478	56,913
Total operating expenses	97,916	79,551	190,604	151,128
Loss from operations	(4,865)	(15,034)	(13,384)	(26,881)
Other expense, net of other income	(268)	(539)	(86)	(851)
Loss before interest income and income taxes	(5,133)	(15,573)	(13,470)	(27,732)
Interest income	7,543	669	13,182	702
Income (loss) before income taxes	2,410	(14,904)	(288)	(27,030)
(Benefit) provision for income taxes	(1,315)	141	(1,431)	169
Net income (loss) and comprehensive income (loss)	$3,725	$(15,045)	$1,143	$(27,199)
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$0.09	$(0.38)	$0.03	$(0.70)
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$0.08	$(0.38)	$0.02	$(0.70)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—BALANCE—April 1, 2022	39,077	$4	$703,778	$(183,068)	$520,714
Stock-based compensation expense	—	—	18,114	—	18,114
Stock options exercised	450	—	4,436	—	4,436
Release of restricted stock units	60	—	—	—	—
Net loss	—	—	—	(15,045)	(15,045)
BALANCE—June 30, 2022	39,587	$4	$726,328	$(198,113)	$528,219
BALANCE—April 1, 2023	41,018	$4	$798,254	$(233,070)	$565,188
Stock-based compensation expense	—	—	23,714	—	23,714
Stock options exercised	374	—	3,778	—	3,778
Release of restricted stock units	139	—	—	—	—
Net income	—	—	—	3,725	3,725
BALANCE—June 30, 2023	41,531	$4	$825,746	$(229,345)	$596,405
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2022	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation expense	—	—	32,700	—	32,700
Stock options exercised	1,206	—	9,662	—	9,662
Release of restricted stock units	109	—	—	—	—
Net loss	—	—	—	(27,199)	(27,199)
BALANCE—June 30, 2022	39,587	$4	$726,328	$(198,113)	$528,219
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation expense	—	—	44,787	—	44,787
Stock options exercised	916	—	8,397	—	8,397
Release of restricted stock units	254	—	—	—	—
Net income	—	—	—	1,143	1,143
BALANCE—June 30, 2023	41,531	$4	$825,746	$(229,345)	$596,405
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,143	$(27,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,396	1,944
Stock-based compensation expense	44,787	32,700
Gain on sale of capitalized software	(100)	—
Changes in assets and liabilities:
Deferred revenue	35,203	29,927
Accounts receivable	(6,678)	4,954
Deferred cost of revenues	(7,679)	(4,999)
Prepaid expenses and other current assets	(2,916)	(738)
Accounts payable	1,059	(6,314)
Accrued expenses and other current liabilities	(1,036)	3,505
Noncurrent assets and liabilities	(408)	(491)
Net cash provided by operating activities	66,771	33,289
Cash flows from investing activities:
Capitalized software expense and purchases of intangible assets	(3,275)	(2,522)
Purchase of property and equipment	(1,508)	(3,191)
Proceeds from sale of capitalized software	100	—
Net cash used for investing activities	(4,683)	(5,713)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,397	9,662
Net cash provided by financing activities	8,397	9,662
Net increase in cash and cash equivalents	70,485	37,238
Cash and cash equivalents - Beginning of period	608,180	553,922
Cash and cash equivalents - End of period	$678,665	$591,160

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$1,939	$608
Supplemental disclosure of noncash operating activities:
Implementation costs for cloud computing included in Current liabilities	$—	$7
Supplemental disclosure of noncash investing activities:
Capitalized software and purchases of intangible assets included in Current liabilities	$—	$12
Property and equipment included in Current liabilities	$114	$1,058
Landlord incentive included in Prepaid expenses and other current assets	$—	$2,148
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and six months ended June 30, 2023 and 2022. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
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

(In thousands)	June 30, 2023	December 31, 2022
Cash	$23,541	$91,189
Money market funds	655,124	516,991
Total	$678,665	$608,180
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $12,206 and $23,299 for the three and six months ended June 30, 2023, respectively, and $10,593 and $21,547 for the three and six months ended June 30, 2022, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top two service providers, Apple and Google, accounted for 68.0% and 18.4% of total Accounts receivable as of June 30, 2023, respectively. The top two service providers, Apple and Google, accounted for 56.2% and 27.5% of total Accounts receivable as of December 31, 2022, respectively.
Three service providers, Apple, Google and Stripe, processed 58.2%, 26.1%, and 11.9%, and 57.7%, 26.2% and 11.9% of total Revenues for the three and six months ended June 30, 2023, respectively. Two services providers, Apple and Google, processed 53.5% and 28.4%, and 52.3% and 28.8% of total Revenues for the three and six months ended June 30, 2022, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and six months ended June 30, 2023 and 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Subscription	$95,158	$65,194	$181,343	$123,204
Advertising	13,061	11,218	24,696	22,966
Duolingo English Test	9,809	8,036	19,781	16,116
Other (1)	8,811	3,938	16,680	7,320
Total revenues	$126,839	$88,386	$242,500	$169,606
________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Beginning balance—January 1	$157,550	$98,267
Amount from beginning balance recognized into revenue	(112,514)	(69,597)
Recognition of deferred revenue	(88,507)	(63,821)
Deferral of revenue	236,224	163,345
Ending balance—June 30	$192,753	$128,194

4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$17,134	$15,983
Furniture, fixtures and equipment	5,675	5,204
Total property and equipment	22,809	21,187
Less: accumulated depreciation	(10,238)	(8,218)
Total property and equipment, net	$12,571	$12,969
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development	$409	$463	$816	$597
Sales and marketing	45	59	93	78
General and administrative	557	166	1,111	578
Total	$1,011	$688	$2,020	$1,253

5.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist mostly of capitalized software, with $117 and $18 of other intangible assets as of June 30, 2023 and December 31, 2022, respectively.

(In thousands)	June 30, 2023	December 31, 2022
Intangible assets	$19,794	$16,827
Less: accumulated amortization	(9,398)	(8,330)
Intangible assets, net	$10,396	$8,497
The Company capitalized $3,176 and $2,534 of software development costs during the six months ended June 30, 2023 and 2022, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$402	$273	$805	$273
Sales and marketing	221	209	571	418
Total	$623	$482	$1,376	$691

Goodwill was $4,050 at June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, $3,848 and $3,983 of goodwill is deductible for tax purposes, respectively.
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
The Company’s PAETR differs from the US federal statutory rate of 21.0% during the three and six months ended June 30, 2023 and 2022 primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on US federal and state net deferred tax assets for the period ending June 30, 2023 as a result of pre-tax losses incurred since the Company’s inception in early 2012. The Company is projecting pre-tax loss in 2023.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	2023	2022
Income (loss) before income taxes	$2,410	$(14,904)	$(288)	$(27,030)
(Benefit) provision for income taxes	(1,315)	141	$(1,431)	$169
Effective tax rate	(54.6)%	(0.9)%	496.9%	(0.6)%
The Company recognized a discrete tax benefit attributable to the excess tax benefits of stock-based compensation. This discrete benefit was the primary driver of the tax benefit recorded for the current period as well as changes to the effective tax rate versus the prior year.
7.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. On each January 1, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan have been, and through January 1, 2031, will be, increased by the lesser of (i) 5% of the shares outstanding on the preceding December 31 (calculated on an as-converted basis) and (B) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the 2021 Plan). On January 1, 2023, the shares available under the 2021 Plan and ESPP were increased by 2,018 shares and 319 shares, respectively.
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

A summary of stock option activity under the Plans was as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2023	4,410	$14.04	6.25	$251,832
Granted (1)	—
Exercised	(916)	9.23
Forfeited and expired	(26)	13.63
Options outstanding at June 30, 2023	3,468	$15.31	6.03	$443,657
Options exercisable at June 30, 2023	3,076	$14.63	5.90	$394,674
________________
(1) There were no stock options granted during the six months ended June 30, 2023.

The total intrinsic value of options exercised was approximately $106,750 and $95,677 for the periods ended June 30, 2023 and 2022, respectively.
A summary of RSU activity under the Plans was as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2023	2,036	$85.74
Granted	708	131.32
Released	(254)	84.91
Forfeited	(117)	93.00
Outstanding at June 30, 2023	2,373	$99.07
As of June 30, 2023, there was approximately $3,308 of unrecognized compensation cost related to stock options granted under the plans with a weighted-average period of approximately one year. The amount of unrecognized compensation expense for RSUs as of June 30, 2023 was $217,528 with a weighted-average period of approximately three years. Total unrecognized compensation expense as of June 30, 2023 was $220,836.
There were 9,570 shares available for grant at June 30, 2023.
Performance-based RSUs
In June 2021, the Company granted an aggregate of 1,800 performance-based RSUs (the “Founder Awards”) to the Company’s founders. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO on July 27, 2021, subject to the continuous service of the founders through the applicable date. The performance-based condition will be satisfied with respect to each of 10 equal tranches only if the trailing 60-calendar day volume-weighted-average closing trading price of the Company’s Class A common stock reaches certain stock-price hurdles for each such tranche, as set forth below, over a period of 10 years from the date of grant.
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
The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The stock-price hurdles for the first two tranches were met during 2021. With respect to these two tranches in combination, the service-based condition has been satisfied. As of the date of this Quarterly Report on Form 10-Q, no additional stock-price hurdles have been met. The Company recognized $7,094 and $14,234 of stock-based compensation expense related to these awards for the three and six months ended June 30, 2023, respectively, and $8,108 and $16,127 for the three and six months ended June 30, 2022, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2023, there is $49,123 of unrecognized compensation expense related to these awards.
Total stock-based compensation expense was $23,714 and $44,787 for the three and six months ended June 30, 2023, respectively, and $18,114 and $32,700 for the three and six months ended June 30, 2022, respectively.

Stock based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$14	$10	$25	$16
Research and development	10,978	5,773	20,324	9,405
Sales and marketing	969	595	1,748	943
General and administrative	11,753	11,736	22,690	22,336
Total	$23,714	$18,114	$44,787	$32,700
Nominal amounts of stock based compensation expense is capitalized into intangible assets for the three and six months ended June 30, 2023 and 2022.
8.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and six months ended June 30, 2023 and 2022.
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Obligations under current leases	$6,053	$4,903
Marketing related accruals	3,993	3,464
Employee-related costs	2,726	4,233
Sales and VAT tax accrual	2,476	2,396
Other	6,738	6,974
Total	$21,986	$21,970
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,473 and $2,870 for the three and six months ended June 30, 2023, respectively, and $1,059 and $2,042 for the three and six months ended June 30, 2022, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and six months ended June 30, 2023 and 2022.
11.    EARNINGS (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net income per share attributable to common stockholders is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income (loss) per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$3,725	$(15,045)	$1,143	$(27,199)
Denominator:
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders, basic and diluted	41,222	39,274	40,921	38,934
Effect of dilutive securities
Founder awards where performance has been met	180	—	180	—
Dilutive effect of stock options outstanding (1)	3,097	—	3,097	—
RSUs outstanding	2,373	—	2,373	—
Denominator for dilutive net income per common share - weighted-average shares	46,872	39,274	46,571	38,934
Basic income (loss) per common share	$0.09	$(0.38)	$0.03	$(0.70)
Diluted income (loss) per common share	$0.08	$(0.38)	$0.02	$(0.70)
________________
(1) The Company had 3.5 million options outstanding as of June 30, 2023. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

Since the Company was in a net loss position for the three and six months ended June 30, 2022 there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

(In thousands)	June 30, 2022
Founder awards where performance has been met	180
Stock options outstanding (1)	4,967
RSUs outstanding (1)	1,822
Total	6,969
________________
(1) Prior year amounts were adjusted in the current year table to include unvested options and RSUs.

Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above table because the stock-price hurdles for those awards had not been met as of June 30, 2023.

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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 70 million monthly active users for the three months ended June 30, 2023. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended June 30,
(Operating metrics are in millions)	2023	2022
Operating Metrics
Monthly active users (MAUs)	74.1	49.5
Daily active users (DAUs)	21.4	13.2
Paid subscribers (at period end)	5.2	3.3

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating Metrics
Subscription bookings	$106,254	$74,123	$216,376	$152,662
Total bookings	$137,539	$97,467	$277,593	$199,521

Non-GAAP Financial Measures
Net income (loss) (GAAP)	$3,725	$(15,045)	$1,143	$(27,199)
Adjusted EBITDA	$20,871	$4,198	$35,982	$8,144
Net cash provided by operating activities (GAAP)	$37,167	$12,662	$66,771	$33,289
Free cash flow	$34,340	$9,880	$63,132	$28,808
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended June 30, 2023 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 74.1 million and 49.5 million MAUs for the three months ended June 30, 2023 and 2022, respectively, representing an increase of 50% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
Daily active users (DAUs). DAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended June 30, 2023 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 21.4 million and 13.2 million DAUs for the three months ended June 30, 2023 and 2022, respectively, representing an increase of 62% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 28.9% from 26.6% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of June 30, 2023 and 2022, we had approximately 5.2 million and 3.3 million paid subscribers, respectively, representing an increase of 59% from the prior year period. We grew paid subscribers through product improvements that led to higher subscriber conversion and steady subscriber retention.
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
For the three months ended June 30, 2023 and 2022, we generated $106.3 million and $74.1 million of subscription bookings, respectively, representing an increase of 43% from the prior year period. For the six months ended June 30, 2023 and 2022, we generated $216.4 million and $152.7 million of subscription bookings, respectively, representing an increase of 42% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended June 30, 2023 and 2022, we generated $137.5 million and $97.5 million of total bookings, respectively, representing an increase of 41% from the prior year period. For the six months ended June 30, 2023 and 2022, we generated $277.6 million and $199.5 million total bookings, respectively, representing an increase of 39% from the prior year period. We grew total bookings through growth in subscription bookings noted above, in addition to growth in the Duolingo English Test and other bookings, primarily related to in-app purchases.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our Unaudited Condensed Consolidated Financial Statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA and free cash flow. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA and free cash flow provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP percentage change in constant currency revenues, which exclude the impact of fluctuations in foreign currency exchange rates, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business.The impact of changes in foreign currency may vary significantly from period to period, and such changes generally are outside of the control of our management. We calculate constant currency revenues by using current period foreign currency revenues and translating them to constant currency using prior year comparable period exchange rates. Constant currency revenue percentage change is calculated by determining the change in current period revenues over prior year comparable period revenues where current period foreign currency revenues are translated using prior year comparable period exchange rates.
Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, IPO and public company costs, acquisition earn-out costs, and gain on sale of capitalized software. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$3,725	$(15,045)	$1,143	$(27,199)
Interest income	(7,543)	(669)	(13,182)	(702)
(Benefit) provision for income taxes	(1,315)	141	(1,431)	169
Depreciation and amortization	1,634	1,170	3,396	1,944
Stock-based compensation expenses related to equity awards (1)	24,258	18,494	45,931	33,594
IPO and public company costs (2)	—	107	—	338
Acquisition earn-out costs (3)	112	—	225	—
Gain on sale of capitalized software (4)	—	—	(100)	—
Adjusted EBITDA	$20,871	$4,198	$35,982	$8,144
________________
(1)In addition to stock-based compensation expense of $23.7 million and $18.1 million for the three months ended June 30, 2023 and 2022, respectively, and $44.8 million and $32.7 million for the six months ended June 30, 2023 and 2022, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development	$341	$147	$581	$373
Sales and marketing	26	9	40	24
General and administrative	177	224	523	497
Total	$544	$380	$1,144	$894

(2)IPO and public company costs include costs associated with the establishment of our public company structure and processes, including consultant costs, a one-time fee associated with the set-up of our initial proxy statement, and fees paid to consultants and Deloitte for work in connection with remediation of the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These costs are included in General and administration expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)Represent costs incurred related to the earn-out payment on an acquisition, which is included within General and administrative within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(4)Represents proceeds from a sale of capitalized software, which is included within Other expense, net of other income within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three months ended June 30, 2023 and 2022, we generated net income of $3.7 million and net loss of $15.0 million, respectively. For the six months ended June 30, 2023 and 2022, we generated net income of $1.1 million and net loss of $27.2 million, respectively. Net income was generated compared to a net loss in both comparative periods due to a combination of our growth in revenue and reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
For the three months ended June 30, 2023 and 2022, we generated Adjusted EBITDA of $20.9 million and $4.2 million, respectively. For the six months ended June 30, 2023 and 2022, we generated Adjusted EBITDA of $36.0 million and $8.1 million, respectively. Adjusted EBITDA increased due to the same reasons as net income discussed above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$37,167	$12,662	$66,771	$33,289
Less: Capitalized software development costs and purchases of intangible assets	(2,544)	(1,405)	(3,275)	(2,522)
Less: Purchases of property and equipment	(827)	(1,864)	(1,508)	(3,191)
Plus: IPO and public company costs (1)	—	107	—	338
Plus: Taxes paid related to stock-based compensation equity awards	544	380	1,144	894
Free cash flow	$34,340	$9,880	$63,132	$28,808
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
For the three months ended June 30, 2023 and 2022, we generated $37.2 million and $12.7 million of net cash provided by operating activities, respectively. For the six months ended June 30, 2023 and 2022, we generated $66.8 million and $33.3 million of net cash provided by operating activities, respectively. The increase in net cash provided by operating activities in both periods was mainly due to net income generation in both current periods, in comparison to net loss in both prior periods. Additionally there was an increase in stock-based compensation expense.
For the three months ended June 30, 2023 and 2022, we generated $34.3 million and $9.9 million of free cash flow, respectively. For the six months ended June 30, 2023 and 2022, we generated $63.1 million and $28.8 million of free cash flow, respectively. The increase in free cash flow in both periods was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency: The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total revenues were $126.8 million for the three months ended June 30, 2023, an increase of 44% over the three months ended June 30, 2022 on a reported basis, and 46% on a constant currency basis. Subscription revenues totaled $95.2 million for the three months ended June 30, 2023, an increase of 46% over the three months ended June 30, 2022 on a reported basis, and 48% on a constant currency basis.
Total revenues were $242.5 million for the six months ended June 30, 2023, an increase of 43% over the six months ended June 30, 2022 on a reported basis, and 46% on a constant currency basis. Subscription revenues totaled $181.3 million for the six months ended June 30, 2023, an increase of 47% over the six months ended June 30, 2022 on a reported basis, and 51% on a constant currency basis.
Results of Operations
Comparison for the three and six months ended June 30, 2023 and 2022
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual, with the family plan offered for annual subscriptions. We have historically had a six-month subscription plan, but during the fourth quarter of 2020, we began to phase it out. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test.
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
Research and Development. We invest heavily in research and development to create new product features that help us grow and engage our users, monetize our users, and teach our users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products and product improvements may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect to continue to spend a significant portion of our revenues on research and development in the future.
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
Other expense, net of other income
Other expense, net of other income consists primarily of foreign currency exchange gains and losses.
(Benefit) provision for income taxes
The provision for income taxes represents the income tax (benefit) provision associated with our operations based on the tax laws of the jurisdictions in which we operate. In addition to the United States, we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) data, including year-over-year change, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Revenues	$126,839	$88,386	44%	$242,500	$169,606	43%
Cost of revenues (1) (2)	33,788	23,869	42	65,280	45,359	44
Gross profit	93,051	64,517	44	177,220	124,247	43
Operating expenses:
Research and development (1) (2)	47,947	34,217	40	93,791	63,998	47
Sales and marketing (1) (2)	17,734	15,277	16	34,335	30,217	14
General and administrative (1) (2)	32,235	30,057	7	62,478	56,913	10
Total operating expenses	97,916	79,551	23	190,604	151,128	26
Loss from operations	(4,865)	(15,034)	(68)	(13,384)	(26,881)	(50)
Other expense, net of other income	(268)	(539)	(50)	(86)	(851)	(90)
Loss before interest income and income taxes	(5,133)	(15,573)	(67)	(13,470)	(27,732)	(51)
Interest income	7,543	669	>100	13,182	702	>100
Income (loss) before income taxes	2,410	(14,904)	<100	(288)	(27,030)	(99)
(Benefit) provision for income taxes	(1,315)	141	<100	(1,431)	169	<100
Net income (loss) and comprehensive income (loss)	$3,725	$(15,045)	<100	$1,143	$(27,199)	<100

________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$14	$10	$25	$16
Research and development	10,978	5,773	20,324	9,405
Sales and marketing	969	595	1,748	943
General and administrative	11,753	11,736	22,690	22,336
Total	$23,714	$18,114	$44,787	$32,700

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues (a)	$402	$273	$805	$273
Research and development	409	463	816	597
Sales and marketing (a)	266	268	664	496
General and administrative	557	166	1,111	578
Total	$1,634	$1,170	$3,396	$1,944
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the periods presented as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	100%	100%	100%	100%
Cost of revenues	27	27	27	27
Gross profit	73	73	73	73
Operating expenses:
Research and development	38	39	39	38
Sales and marketing	14	17	14	18
General and administrative	25	34	26	34
Total operating expenses	77	90	79	89
Loss from operations	(4)	(17)	(6)	(16)
Other expense, net of other income	—	(1)	—	(1)
Loss before interest income and income taxes	(4)	(18)	(6)	(16)
Interest income	6	1	5	—
Income (loss) before income taxes	2	(17)	—	(16)
(Benefit) provision for income taxes	(1)	—	(1)	—
Net income (loss) and comprehensive income (loss)	3%	(17)%	—%	(16)%
Revenues

Revenues increased $38.5 million, or 44%, to $126.8 million during the three months ended June 30, 2023, from revenues of $88.4 million during the three months ended June 30, 2022. Revenues increased $72.9 million, or 43%, to $242.5 million during the six months ended June 30, 2023, from revenues of $169.6 million during the six months ended June 30, 2022. The main drivers of the increase were:
•Subscription revenue increased $30.0 million during the three months ended June 30, 2023 and $58.1 million during the six months ended June 30, 2023, primarily due to an increase in the average number of paid subscribers during the periods presented;
•Advertising revenue increased $1.8 million during the three months ended June 30, 2023 and $1.7 million during the six months ended June 30, 2023. This increase was driven by the increase in DAUs, which resulted in increased advertisements served, partially offset by the decline in advertising pricing;
•Duolingo English Test revenue increased by $1.8 million during the three months ended June 30, 2023 and $3.7 million during the six months ended June 30, 2023. The increase for the three months ended June 30, 2023 was driven by an increase in the average test price, partially offset by a decline in test volume. The increase during the six months ended June 30, 2023 was driven by an increase in the average test price along with an increase in test volume; and
•Other revenue increased $4.9 million during the three months ended June 30, 2023 and $9.4 million during the six months ended June 30, 2023, primarily due to the increase in DAUs and average in-app purchase revenue per user.
The following table provides the changes in revenues by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Subscription	$95,158	$65,194	$29,964	46%	$181,343	$123,204	$58,139	47%
Advertising	13,061	11,218	1,843	16	24,696	22,966	1,730	8
Duolingo English Test	9,809	8,036	1,773	22	19,781	16,116	3,665	23
Other	8,811	3,938	4,873	>100	16,680	7,320	9,360	>100
Total revenues	$126,839	$88,386	$38,453	44%	$242,500	$169,606	$72,894	43%
Cost of Revenues and Gross Margin. Total gross margin increased to 73.4% from 73.0% during the three months ended June 30, 2023 and 2022, respectively, primarily due to increased subscription margins as a result of a reduction in third-party payment processing fees per subscriber, as well as higher margins on the Duolingo English Test as a result of an increase in the average test price. Offsetting this increase was a decline in Advertising margins, which was due to decreases in average revenue per DAU.
Total gross margin decreased to 73.1% from 73.3% during the six months ended June 30, 2023 and 2022. This is primarily due to lower advertising margin driven by lower average revenue per DAU. This was partially offset by higher subscription margins as a result of a reduction in third-party payment processing fees per subscriber.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$33,788	73.4%	$23,869	73.0%	$65,280	73.1%	$45,359	73.3%

Operating Expenses
Research and Development. Research and development expense increased $13.7 million, or 40%, to $47.9 million during the three months ended June 30, 2023 from $34.2 million during the three months ended June 30, 2022. The increase was mainly due to:
•Increased employee costs from headcount growth of $12.4 million, including stock-based compensation expense of $5.4 million;
•Increased web services and technology costs of $1.1 million;
•Increased travel and meal costs of $0.5 million; and
•These increases were partially offset by a decrease in other costs, including contractor costs, of $0.3 million
Research and development expense increased $29.8 million, or 47%, to $93.8 million during the six months ended June 30, 2023 from $64.0 million during the six months ended June 30, 2022. The increase was mainly due to:
•Increased employee costs from headcount growth of $26.7 million, including stock-based compensation expense of $11.1 million;
•Increased web services and technology costs of $2.5 million;
•Increased travel and meal costs of $1.1 million; and
•These increases were partially offset by decreased contractor costs of $0.5 million.
Research and development continues to be our largest operating expense as we invest in it to create new product features that help us grow and engage our users, monetize our users, and teach our users. This engagement and satisfaction, we believe, helps to drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased $2.5 million, or 16%, to $17.7 million during the three months ended June 30, 2023 from $15.3 million during the three months ended June 30, 2022. This increase was mainly due to increased direct marketing and other expenses of $1.7 million, in addition to an increase in employee costs of $0.8 million due to the growth in headcount, including stock-based compensation expense of $0.4 million.
Sales and marketing expense increased $4.1 million, or 14%, to $34.3 million during the six months ended June 30, 2023 from $30.2 million during the six months ended June 30, 2022. This increase was mainly due to an increase in employee costs of $1.8 million due to the growth in headcount, including stock-based compensation expense of $0.8 million, in addition to increased direct marketing and other expenses of $2.3 million.
Direct marketing spend and other marketing expenses as a percentage of revenue decreased for both periods as a result of applying learnings from past years, which enabled us to spend marketing expenses more efficiently.
General and Administrative. General and administrative expense increased $2.2 million, or 7%, to $32.2 million during the three months ended June 30, 2023 from $30.1 million during the three months ended June 30, 2022. The main drivers of this increase were related to the following:
•Increased professional fees of $0.5 million;

•Increased rent related costs incurred to expand to our facilities footprint of $0.6 million;
•Increased travel and meals expenses of $0.3 million; and
•Other increases of $0.7 million, mainly due to increases in technology costs and sales and VAT taxes.
General and administrative expense increased $5.6 million, or 10%, to $62.5 million during the six months ended June 30, 2023 from $56.9 million during the six months ended June 30, 2022. The main drivers of this increase were related to the following:
•Increased net employee related costs of $1.5 million, including stock-based compensation expense of $0.4 million;
•Increased travel and meals expenses of $1.2 million;
•Increased rent related costs incurred to expand to our facilities footprint of $0.9 million;
•Increased professional fees of $0.6 million; and
•Other net increases of $1.3 million, mainly due to increases of $1.6 million in technology costs and sales and VAT taxes, which were partially offset by a decline of $0.3 million in insurance costs.
Interest Income
Interest income increased $6.9 million and $12.5 million during the three and six months ended June 30, 2023, respectively, due to an increase in interest rates earned on our money market funds and higher average balances.
Other expense, net of other income
Other expense, net of other income increased $0.3 million and $0.8 million, during the three and six months ended June 30, 2023, respectively, mainly from the impact from changes in foreign currency rates, partially offset by proceeds from the sale of capitalized software during the six months ended June 30, 2023.
(Benefit) provision for income taxes
For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $1.3 million and $1.4 million, respectively. The income tax benefit recorded in the current period is primarily attributable to the excess tax benefits of stock-based compensation activity which occurred during the period.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of June 30, 2023, we had $678.7 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of US government treasury and agency securities.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2023, we had deferred revenues of $192.8 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$66,771	$33,289
Net cash used for investing activities	(4,683)	(5,713)
Net cash provided by financing activities	8,397	9,662
Net increase in cash and cash equivalents	$70,485	$37,238
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities for the six months ended June 30, 2023 increased $33.5 million, or 101%, to $66.8 million. This increase was mainly due to generation of net income during the current period in addition to an increase in non-cash stock-based compensation expense.
Investing Activities
Cash used in investing activities decreased $1.0 million, or 18%, to $4.7 million for the six months ended June 30, 2023, from $5.7 million for the six months ended June 30, 2022. The decrease was due to decreased capital expenditures to purchase property and equipment compared to the prior period, partially offset by increased costs from capitalization of software development. Additionally, proceeds from the sale of capitalized software was included in the current period, but there was no such gain in the prior period.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $8.4 million and $9.7 million, respectively, related to proceeds from exercises of stock options.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2023, we had $655.1 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have had operating losses in the past and we may not be able to achieve or maintain profitability in the future.
Since our inception, we have incurred operating losses and only recently achieved profitability, which we may be unable to sustain. Although our revenue has increased each quarter since the first quarter of 2018, there can be no assurances that it will continue to do so. Our operating expenses may continue to increase in the future as we increase our sales and marketing efforts and continue to invest in the development of products and services. These efforts may be costlier than we expect and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other possible reasons, including reduced demand for our products or services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on our growth opportunities. If we are unable to maintain profitability in the future, it could materially adversely affect our business, financial condition and results of operations.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture and financial performance may suffer.
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to June 30, 2023, our headcount grew from approximately 140 employees to over 650 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with our growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
•the timing, size and effectiveness of our research and development efforts;
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of June 30, 2023 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In the six months ended June 30, 2023, we derived 58% of our revenue and 60% of our total bookings from the Apple App Store, and 19% of our revenue and 19% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. In 2023, approximately 10.2% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the six months ended June 30, 2023 and 2022, our Sales and marketing expenses were $34.3 million and $30.2 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2021 and 2022, we expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control (for example potential US governmental restrictions on the TikTok platform). Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
We receive, process, store, and transmit personal user and other confidential or sensitive information, including credit card information and personal information of our employees and users. In some cases, we engage third-party service providers to process or store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but we have experienced past incidents (which to our knowledge were immaterial) and cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur in the future or that third parties will not gain unauthorized access to such information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of our or our third-party service providers’ and partners’ information technology systems occur or unauthorized access to any of the confidential, sensitive or other personal information we collect or process occurs, the perception of the effectiveness of our security measures, the security measures of our partners and our reputation may be harmed, we may lose current and potential users and the recognition of our various brands and such brands’ competitive positions may be diminished, any or all of which might materially adversely affect our business, financial condition and results of operations. In addition even if there has not been an actual breach, the mere allegation of a breach (such as when a third party aggregates publicly available data on our users via data-scraping for example and makes it available) can adversely affect the perception of the effectiveness of our security measures, how safe it is to use our applications and our reputation, which could have similar effects to an actual breach. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, brand damage, or declines in user growth or engagement, or otherwise harm our business.”
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
Increased regulation of data utilization practices, including self-regulation, new laws, or findings or guidance under existing laws that limit our ability to collect, disclose, process, transfer, retain and use information and other data, could have a material adverse effect on our business. In addition, if we were to disclose information and other data about our users in a manner that was objectionable to them, our business reputation could be materially adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. For example, in July 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the European Economic Area (“EEA”) and the United Kingdom to entities in the United States who had self-certified under the Privacy Shield scheme. This has led to uncertainty about the adequate transfer mechanisms for other personal data transfers from the EEA and the United Kingdom to the United States or interruption of such transfers. In the event that any court of law orders the suspension of personal data transfers to or from a particular jurisdiction this could give rise to operational interruption in the performance of services for customers, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm. Failure to comply with evolving privacy laws could subject us to liability and expose us to fines, penalties and compliance orders, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, which may in turn materially adversely affect our business, financial condition, and results of operations. See “—The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, brand damage, or declines in user growth or engagement, or otherwise harm our business.”
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
As discussed above, we process personal information, personal data and other regulated information both from our employees and our users. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, transfer, disclosure, protection and otherwise processing of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted and we currently, and from time to time, may not be in technical compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. In recent years, there has been an increase in attention to and regulations of data protection and data privacy across the globe, including in the United States, the EEA and the United Kingdom. We are subject to various data protection laws, including: the General Data Protection Regulation 2016/679 (GDPR) in the EEA, the United Kingdom data protection regime consisting primarily of (i) the UK General Data Protection Regulation and (ii) the UK Data Protection Act 2018 (collectively (i) and (ii), the UK GDPR), the Personal Information Protection Law (“PIPL”) in China, the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”) and the Virginia Consumer Data Protection Act (“CDPA” in the United States, and the Brazilian General Data Protection Law, which imposes requirements similar to the GDPR on products and services offered to users in Brazil. We may be subject to additional privacy regulations in the future. Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including China, India and Japan. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These laws impose restrictions on our ability to gather personal data, provide individuals with the ability to opt out of personal data collection and control how their personal data is processed, impose obligations on our ability to share personal data with others, limit the geographic locations in which we can store personal data, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
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
We cannot predict the extent to which investor interest in us will sustain an active public trading market for shares of our Class A common stock. If an active public market is not sustained, it may be difficult for you to sell your shares of Class A common stock at a price that is attractive to you, or at all. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to make acquisitions by using our shares as consideration.
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
If securities or industry analysts do not continue to publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.8% of the voting power of our capital stock as of June 30, 2023. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of June 30, 2023, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 79.8% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. Certain investors, including large institutional investors, may prefer companies that do not have multiple share classes or may have investment guidelines that preclude them from investing in companies that have multiple share classes. In addition, certain index providers have previously implemented, and may in the future determine to implement, restrictions on including companies with multiple class share in certain of their indices. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. As a result, the market price of our Class A common stock could be materially adversely affected.
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
Further, as of June 30, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 2,433,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 2,373,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options and RSUs as of the date of the Final Prospectus (defined below) and shares that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
We prepare Unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States. The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results, which may negatively impact our financial statements, which may in turn adversely affect our prospects. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. For example, we make certain assumptions about the interpretation of these principles and accounting treatment of our non-cash stock-based compensation expense and related obligations with respect to our financial statements. If these assumptions turn out to be unfounded, our stock-based compensation expense could be materially higher than expected for current and future periods, which could have a material adverse effect on our net income (loss). We base estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. We may make estimates regarding activities for which the accounting treatment is still uncertain. Actual results could differ from those estimates. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Trading Plans
During the three months ended June 30, 2023, the following directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
On June 2, 2023, the SBH Trust dated March 10, 2020 (the “SBH Trust”) and the Hacker Charitable Trust, of which Dr. Severin Hacker, Chief Technology Officer and director, is the Trustee, entered into a joint 10b5-1 sales plan (the “Hacker 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum aggregate of 190,000 shares of the Company’s Class A common stock may be sold (up to 120,000 shares by the SBH Trust and up to 70,000 by the Hacker Charitable Trust). The Hacker 10b5-1 Sales Plan will remain in effect until the earlier of (1) September 30, 2024, (2) upon the completed sale of an aggregate of 190,000 shares of the Company’s Class A common stock have been sold under the Hacker 10b5-1 Sales Plan, or (3) such time as the Hacker 10b5-1 Sales Plan is otherwise terminated according to its terms.
On June 2, 2023, Stephen Chen, General Counsel, entered into a 10b5-1 sales plan (the “Chen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act which provides for the potential exercise of vested stock options and the associated sale of up to 14,167 shares of the Company’s Class A common stock. The Chen 10b5-1 Sales Plan will remain in effect until the earlier of (1) May 31, 2024, (2) the date on which an aggregate of 14,167 shares of the Company’s common stock have been sold under the Chen 10b5-1 Sales Plan, or (3) such time as the Chen 10b5-1 Sales Plan is otherwise terminated according to its terms.
On June 9, 2023, Matthew Skaruppa, Chief Financial Officer, modified an existing trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, originally adopted on September 8, 2022 (the “Original Skaruppa 10b5-1 Sales Plan”), to modify the amount of shares, price limits and timing of sales under the plan. The Original Skaruppa 10b5-1 Sales Plan provided for (i) the potential exercise of vested stock options and the associated sale of up to 76,000 shares of the Company’s Class A common stock and (ii) the sale of the net number of shares of Class A common stock underlying 17,315 restricted stock units received after giving effect to the number of shares sold to satisfy tax withholding obligations on each vesting date specified under the Original Skaruppa 10b5-1 Sales Plan (such total number of shares covered under clause (ii) is not determinable). Prior to its termination, 41,764 shares of Class A common Stock were sold pursuant to the Original Skaruppa 10b5-1 Sales Plan, and an aggregate of 44,000 shares of Class A underlying vested stock options remained unsold and 7,551 restricted stock units remained unvested. The modified trading arrangement (the “Skaruppa 10b5-1 Sales Plan”) is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and provides for (i) the potential exercise of vested stock options and the associated sale of up to 100,000 shares of the Company’s Class A common stock and, (ii) the sale of the net number of shares of Class A common stock underlying 20,664 restricted stock units received after giving effect to the number of shares sold to satisfy tax withholding obligations on each vesting date specified under the Skaruppa 10b5-1 Sales Plan (such total number of shares covered under clause (ii) is not determinable), and (iii) the sale of 1,155 shares of Class A common stock shares that remained unsold under the Original Skaruppa 10b5-1 Sales Plan. The Skaruppa 10b5-1 Sales Plan will remain in effect until the earlier of August 14, 2024, (2) the date on which all trades set forth in the Skaruppa 10b5-1 Sales Plan have been executed, or (3) such time as the Skaruppa 10b5-1 Sales Plan is otherwise terminated according to its terms.

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

DUOLINGO, INC.

Date: August 8, 2023	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)