Form 10-Q
period 2023-09-30
Duolingo, Inc.
filed 2023-11-09
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of November 7, 2023, 35,797,739 shares of the registrant's Class A common stock were outstanding, and 6,216,077 shares of the registrant's Class B common stock were outstanding.

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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.8% of the voting power of our outstanding capital stock as of September 30, 2023. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$701,737	$608,180
Accounts receivable	61,711	46,728
Deferred cost of revenues	46,124	35,041
Prepaid expenses and other current assets	9,533	7,234
Total current assets	819,105	697,183
Property and equipment, net	12,008	12,969
Goodwill	4,050	4,050
Intangible assets, net	13,766	8,497
Operating lease right-of-use assets	19,901	22,508
Deferred tax assets, net	633	633
Other assets	1,251	1,507
Total assets	$870,714	$747,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,712	$1,177
Deferred revenues	208,888	157,550
Income tax payable	55	1,069
Accrued expenses and other current liabilities	23,279	21,970
Total current liabilities	234,934	181,766
Long-term obligation under operating leases	20,961	23,503
Total liabilities	255,895	205,269
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 35,726 and 31,899 issued and outstanding at September 30, 2023 and December 31, 2022, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of September 30, 2023 and December 31, 2022; 6,246 and 8,462 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	841,353	772,562
Accumulated deficit	(226,538)	(230,488)
Total stockholders’ equity	614,819	542,078
Total liabilities and stockholders' equity	$870,714	$747,347
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$137,624	$96,065	$380,124	$265,671
Cost of revenues	36,254	26,302	101,534	71,661
Gross profit	101,370	69,763	278,590	194,010
Operating expenses:
Research and development	50,305	41,976	144,096	105,974
Sales and marketing	22,335	17,721	56,670	47,938
General and administrative	33,400	30,228	95,878	87,141
Total operating expenses	106,040	89,925	296,644	241,053
Loss from operations	(4,670)	(20,162)	(18,054)	(47,043)
Other expense, net of other income	(1,023)	(490)	(1,109)	(1,341)
Loss before interest income and income taxes	(5,693)	(20,652)	(19,163)	(48,384)
Interest income	8,625	2,260	21,807	2,962
Income (loss) before income taxes	2,932	(18,392)	2,644	(45,422)
Provision (benefit) for income taxes	125	53	(1,306)	222
Net income (loss) and comprehensive income (loss)	$2,807	$(18,445)	$3,950	$(45,644)
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$0.07	$(0.46)	$0.10	$(1.16)
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$0.06	$(0.46)	$0.09	$(1.16)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—July 1, 2022	39,587	$4	$726,328	$(198,113)	$528,219
Stock-based compensation expense	—	—	20,488	—	20,488
Stock options exercised	379	—	3,564	—	3,564
Release of restricted stock units	120	—	—	—	—
Net loss	—	—	—	(18,445)	(18,445)
BALANCE—September 30, 2022	40,086	$4	$750,380	$(216,558)	$533,826
BALANCE—July 1, 2023	41,531	$4	$825,746	$(229,345)	$596,405
Stock-based compensation expense	—	—	25,432	—	25,432
Release of performance stock units	180	—	—	—	—
Taxes paid related to net-share settlements of share-based compensation awards	(84)	—	(11,482)	—	(11,482)
Stock options exercised	152	—	1,657	—	1,657
Release of restricted stock units	193	—	—	—	—
Net income	—	—	—	2,807	2,807
BALANCE—September 30, 2023	41,972	$4	$841,353	$(226,538)	$614,819
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2022	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation expense	—	—	53,188	—	53,188
Stock options exercised	1,585	—	13,226	—	13,226
Release of restricted stock units	229	—	—	—	—
Net loss	—	—	—	(45,644)	(45,644)
BALANCE—September 30, 2022	40,086	$4	$750,380	$(216,558)	$533,826
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation expense	—	—	70,219	—	70,219
Release of performance stock units	180	—	—	—	—
Taxes paid related to net-share settlements of share-based compensation awards	(84)	—	(11,482)	—	(11,482)
Stock options exercised	1,068	—	10,054	—	10,054
Release of restricted stock units	447	—	—	—	—
Net income	—	—	—	3,950	3,950
BALANCE—September 30, 2023	41,972	$4	$841,353	$(226,538)	$614,819
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,950	$(45,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,053	3,426
Stock-based compensation expense	70,219	53,188
Gain on sale of capitalized software	(100)	—
Loss on disposal of leasehold improvements	417	—
Changes in assets and liabilities:
Deferred revenue	51,338	36,677
Accounts receivable	(14,983)	2,966
Deferred cost of revenues	(11,083)	(6,039)
Prepaid expenses and other current assets	(2,299)	(2,154)
Accounts payable	1,403	(3,864)
Accrued expenses and other current liabilities	185	4,269
Noncurrent assets and liabilities	321	(777)
Net cash provided by operating activities	104,421	42,048
Cash flows from investing activities:
Capitalized software expense and purchases of intangible assets	(7,269)	(3,959)
Purchase of property and equipment	(2,267)	(5,270)
Proceeds from sale of capitalized software	100	—
Net cash used for investing activities	(9,436)	(9,229)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,054	13,226
Taxes paid related to net-share settlements of share-based compensation awards	(11,482)	—
Net cash (used for) provided by financing activities	(1,428)	13,226
Net increase in cash and cash equivalents	93,557	46,045
Cash and cash equivalents - Beginning of period	608,180	553,922
Cash and cash equivalents - End of period	$701,737	$599,967
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$2,195	$608
Supplemental disclosure of noncash investing activities:
Capitalized software and purchases of intangible assets included in Current liabilities	$—	$8
Property and equipment included in Current liabilities	$242	$45
Landlord incentive included in Prepaid expenses and other current assets	$—	$2,148
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and nine months ended September 30, 2023 and 2022. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
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

(In thousands)	September 30, 2023	December 31, 2022
Cash	$63,322	$91,189
Money market funds	638,415	516,991
Total	$701,737	$608,180
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $16,229 and $39,528 for the three and nine months ended September 30, 2023, respectively, and $12,807 and $34,354 for the three and nine months ended September 30, 2022, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top three service providers, Apple, Google, and Stripe accounted for 67.2%, 18.1%, and 10.2% of total Accounts receivable as of September 30, 2023, respectively. The top two service providers, Apple and Google, accounted for 56.2% and 27.5% of total Accounts receivable as of December 31, 2022, respectively.
Three service providers, Apple, Google and Stripe, processed 59.3%, 24.9%, and 12.6%, and 58.3%, 25.7% and 12.1% of total Revenues for the three and nine months ended September 30, 2023, respectively. Two services providers, Apple and Google, processed 55.2% and 27.7%, and 53.4% and 28.4% of total Revenues for the three and nine months ended September 30, 2022, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and nine months ended September 30, 2023 and 2022.
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
Disaggregation of Revenue
In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue streams, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Subscription	$105,887	$72,172	$287,230	$195,376
Advertising	11,678	10,619	36,374	33,585
Duolingo English Test	10,612	8,192	30,393	24,308
Other (1)	9,447	5,082	26,127	12,402
Total revenues	$137,624	$96,065	$380,124	$265,671
________________
(1) Other revenue is mainly comprised of in-app purchases of virtual goods.
Changes in deferred revenues were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Beginning balance—January 1	$157,550	$98,267
Amount from beginning balance recognized into revenue	(143,810)	(89,387)
Recognition of deferred revenue	(173,408)	(122,527)
Deferral of revenue	368,556	248,591
Ending balance—September 30	$208,888	$134,944

4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$17,392	$15,983
Furniture, fixtures and equipment	5,887	5,204
Total property and equipment	23,279	21,187
Less: accumulated depreciation	(11,271)	(8,218)
Total property and equipment, net	$12,008	$12,969
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development	$415	$627	$1,231	$1,224
Sales and marketing	48	78	141	156
General and administrative	570	295	1,681	873
Total	$1,033	$1,000	$3,053	$2,253

5.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist mostly of capitalized software, with $117 and $18 of other intangible assets as of September 30, 2023 and December 31, 2022, respectively.

(In thousands)	September 30, 2023	December 31, 2022
Intangible assets	$23,788	$16,827
Less: accumulated amortization	(10,022)	(8,330)
Intangible assets, net	$13,766	$8,497
The Company capitalized $7,170 and $3,625 of software development costs during the nine months ended September 30, 2023 and 2022, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$402	$274	$1,207	$547
Sales and marketing	222	208	793	626
Total	$624	$482	$2,000	$1,173

Goodwill was $4,050 at September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, $3,780 and $3,983 of goodwill is deductible for tax purposes, respectively.
6.    INCOME TAXES
Year-to-date income tax expense or benefit is the product of the most current projected annual effective tax rate (“PAETR”) and the actual year-to-date pretax income (loss) adjusted for any discrete items. The income tax expense or benefit for a particular quarter, is the difference between the year-to-date calculation of income tax expense or benefit and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or loss are recognized entirely in the period identified as a discrete item of tax.
The Company’s PAETR differs from the US federal statutory rate of 21.0% during the three and nine months ended September 30, 2023 and 2022 primarily due to the impact of maintaining a US valuation allowance provided on US deferred tax assets.
The Company continues to maintain a full valuation allowance on US federal and state net deferred tax assets for the period ending September 30, 2023 as a result of cumulative pre-tax losses incurred since the Company’s inception in early 2012.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	2023	2022
Income (loss) before income taxes	$2,932	$(18,392)	$2,644	$(45,422)
Provision (benefit) for income taxes	125	53	$(1,306)	$222
Effective tax rate	4.3%	(0.3)%	(49.4)%	(0.5)%
During the three and nine months ended September 30, 2023, the Company recognized a discrete tax benefit attributable to the excess tax benefits of stock-based compensation. This discrete benefit was the primary driver of the nine months ended September 30, 2023 tax benefit recorded as well as changes to the effective tax rate versus the prior year.
7.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. On each January 1, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan have been, and through January 1, 2031, will be, increased by the lesser of (i) 5% of the shares outstanding on the preceding December 31 (calculated on an as-converted basis) and (ii) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the 2021 Plan). On January 1, 2023, the shares available under the 2021 Plan and ESPP were increased by 2,018 shares and 319 shares, respectively.
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

A summary of stock option activity under the Plans was as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2023	4,410	$14.04	6.25	$251,832
Granted (1)	—
Exercised	(1,068)	9.46
Forfeited and expired	(28)	13.84
Options outstanding at September 30, 2023	3,314	$15.52	5.79	$499,576
Options exercisable at September 30, 2023	3,042	$14.94	5.70	$459,149
________________
(1) There were no stock options granted during the nine months ended September 30, 2023.

The total intrinsic value of options exercised was approximately $127,785 and $129,725 for the periods ended September 30, 2023 and 2022, respectively.
A summary of RSU activity under the Plans was as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2023	2,036	$85.74
Granted	803	132.05
Released	(447)	90.07
Forfeited	(169)	95.57
Outstanding at September 30, 2023	2,223	$100.86
As of September 30, 2023, there was approximately $2,288 of unrecognized compensation cost related to stock options granted under the plans with a weighted-average period of approximately one year. The amount of unrecognized compensation expense for RSUs as of September 30, 2023 was $207,260 with a weighted-average period of approximately three years. Total unrecognized compensation expense as of September 30, 2023 was $209,548.
There were 9,433 shares available for grant at September 30, 2023.
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
The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The stock-price hurdles for the first two tranches were met during 2021. With respect to these two tranches in combination, the service-based condition was satisfied during the three months ended September 30, 2023. Of the 180 shares underlying RSUs released, an aggregate of 96 shares were disbursed to the founders in a net-share settlement, and 84 shares were withheld by the Company to cover the founders’ tax withholding obligations, which shares were added to the shares of Class A common stock available for issuance under the 2021 Plan. As of the date of this Quarterly Report on Form 10-Q, no additional stock-price hurdles have been met. The Company recognized $6,595 and $20,829 of stock-based compensation expense related to these awards for the three and nine months ended September 30, 2023, respectively, and $7,572 and $23,699 for the three and nine months ended September 30, 2022, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2023, there is $42,527 of unrecognized compensation expense related to these awards.
Total stock-based compensation expense was $25,432 and $70,219 for the three and nine months ended September 30, 2023, respectively, and $20,488 and $53,188 for the three and nine months ended September 30, 2022, respectively.

Stock based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$15	$11	$40	$27
Research and development	12,244	8,030	32,568	17,435
Sales and marketing	1,151	786	2,899	1,729
General and administrative	12,022	11,661	34,712	33,997
Total	$25,432	$20,488	$70,219	$53,188
Nominal amounts of stock based compensation expense is capitalized into intangible assets for the three and nine months ended September 30, 2023 and 2022.
8.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and nine months ended September 30, 2023 and 2022.
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Obligations under current leases	$5,090	$4,903
Marketing-related accruals	4,926	3,464
Sales and VAT tax accrual	3,045	2,396
Employee-related costs	2,678	4,233
Other	7,540	6,974
Total	$23,279	$21,970
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,563 and $4,433 for the three and nine months ended September 30, 2023, respectively, and $1,097 and $3,139 for the three and nine months ended September 30, 2022, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and nine months ended September 30, 2023 and 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$2,807	$(18,445)	$3,950	$(45,644)
Denominator:
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders, basic and diluted	41,719	39,753	41,190	39,210
Effect of dilutive securities
Dilutive effect of stock options outstanding (1)	3,004	—	3,004	—
RSUs outstanding	2,223	—	2,223	—
Denominator for dilutive net income per common share - weighted-average shares	46,946	39,753	46,417	39,210
Basic income (loss) per common share	$0.07	$(0.46)	$0.10	$(1.16)
Diluted income (loss) per common share	$0.06	$(0.46)	$0.09	$(1.16)
________________
(1) The Company had 3.3 million options outstanding as of September 30, 2023. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

Since the Company was in a net loss position for the three and nine months ended September 30, 2022 there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

(In thousands)	September 30, 2022
Founder awards where performance has been met	180
Stock options outstanding (1)	4,575
RSUs outstanding (1)	1,854
Total	6,609
________________
(1) Prior year amounts were adjusted in the current year table to include unvested options and RSUs.

Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above tables because the stock-price hurdles for those awards had not been met as of September 30, 2023.

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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 80 million monthly active users for the three months ended September 30, 2023. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended September 30,
(Operating metrics are in millions)	2023	2022
Operating Metrics
Monthly active users (MAUs)	83.1	56.5
Daily active users (DAUs)	24.2	14.9
Paid subscribers (at period end)	5.8	3.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating Metrics
Subscription bookings	$121,342	$78,858	$337,718	$231,520
Total bookings	$153,556	$102,738	$431,149	$302,259

Non-GAAP Financial Measures
Net income (loss) (GAAP)	$2,807	$(18,445)	$3,950	$(45,644)
Adjusted EBITDA	$22,501	$2,130	$58,483	$10,274
Net cash provided by operating activities (GAAP)	$37,650	$8,759	$104,421	$42,048
Free cash flow	$33,472	$6,055	$96,604	$34,863
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended September 30, 2023 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 83.1 million and 56.5 million MAUs for the three months ended September 30, 2023 and 2022, respectively, representing an increase of 47% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our language learning app.
Daily active users (DAUs). DAUs are defined as unique Duolingo users who engage with our mobile language learning application or the language learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended September 30, 2023 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 24.2 million and 14.9 million DAUs for the three months ended September 30, 2023 and 2022, respectively, representing an increase of 63% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 29.1% from 26.3% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of September 30, 2023 and 2022, we had approximately 5.8 million and 3.7 million paid subscribers, respectively, representing an increase of 60% from the prior year period. We grew paid subscribers through product improvements that led to higher subscriber conversion and steady subscriber retention.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from a purchase of any Duolingo subscription offering. Total bookings include subscription bookings, income from advertising networks for advertisements served to our users, purchases of the Duolingo English Test, and in-app purchases of virtual goods. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, which is generally from one to twelve months.
For the three months ended September 30, 2023 and 2022, we generated $121.3 million and $78.9 million of subscription bookings, respectively, representing an increase of 54% from the prior year period. For the nine months ended September 30, 2023 and 2022, we generated $337.7 million and $231.5 million of subscription bookings, respectively, representing an increase of 46% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended September 30, 2023 and 2022, we generated $153.6 million and $102.7 million of total bookings, respectively, representing an increase of 49% from the prior year period. For the nine months ended September 30, 2023 and 2022, we generated $431.1 million and $302.3 million total bookings, respectively, representing an increase of 43% from the prior year period. We grew total bookings through growth in subscription bookings noted above, in addition to growth in the Duolingo English Test and other bookings, primarily related to in-app purchases.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, IPO and public company costs, transaction costs related to an acquisition, acquisition earn-out costs, gain on sale of capitalized software and loss on disposal of leasehold improvements. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$2,807	$(18,445)	$3,950	$(45,644)
Interest income	(8,625)	(2,260)	(21,807)	(2,962)
Provision (benefit) for income taxes	125	53	(1,306)	222
Depreciation and amortization	1,657	1,482	5,053	3,426
Stock-based compensation expenses related to equity awards (1)	26,007	21,123	71,938	54,717
IPO and public company costs (2)	—	—	—	338
Acquisition transaction costs (3)	—	177	—	177
Acquisition earn-out costs (4)	113	—	338	—
Gain on sale of capitalized software (5)	—	—	(100)	—
Loss on disposal of leasehold improvements (6)	417	—	417	—
Adjusted EBITDA	$22,501	$2,130	$58,483	$10,274
________________

(1)In addition to stock-based compensation expense of $25.4 million and $20.5 million for the three months ended September 30, 2023 and 2022, respectively, and $70.2 million and $53.2 million for the nine months ended September 30, 2023 and 2022, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development	$366	$213	$947	$586
Sales and marketing	20	13	60	37
General and administrative	189	409	712	906
Total	$575	$635	$1,719	$1,529

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

(3)Represents costs incurred related to an acquisition, including integration costs. These costs are included in General and administration expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(4)Represents costs incurred related to the earn-out payment on an acquisition, which is included within General and administrative within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(5)Represents proceeds from a sale of capitalized software, which is included within Other expense, net of other income within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(6)Represents a loss on disposal of leasehold improvements, which is included within Other expense, net of other income within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three months ended September 30, 2023 and 2022, we generated net income of $2.8 million and net loss of $18.4 million, respectively. For the nine months ended September 30, 2023 and 2022, we generated net income of $4.0 million and net loss of $45.6 million, respectively. Net income was generated compared to a net loss in both comparative periods due to a combination of our growth in revenue, a reduction in operating expenses as a percentage of revenue as compared to the prior year periods, and an increase in interest income of $6.4 million and $18.8 million during the three and nine months ended September 30, 2023, respectively.
For the three months ended September 30, 2023 and 2022, we generated Adjusted EBITDA of $22.5 million and $2.1 million, respectively. For the nine months ended September 30, 2023 and 2022, we generated Adjusted EBITDA of $58.5 million and $10.3 million, respectively. Adjusted EBITDA increased due to a combination of our growth in revenue and a reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
Free Cash Flow: Free cash flow represents net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment and increased by taxes paid related to stock-based compensation equity awards, IPO and public company costs, and transaction costs related to an acquisition, as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors, and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$37,650	$8,759	$104,421	$42,048
Less: Capitalized software development costs and purchases of intangible assets	(3,994)	(1,437)	(7,269)	(3,959)
Less: Purchases of property and equipment	(759)	(2,079)	(2,267)	(5,270)
Plus: Taxes paid related to stock-based compensation equity awards	575	635	1,719	1,529
Plus: IPO and public company costs (1)	—	—	—	338
Plus: Acquisition transaction costs	—	177	—	177
Free cash flow	$33,472	$6,055	$96,604	$34,863
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
For the three months ended September 30, 2023 and 2022, we generated $37.7 million and $8.8 million of net cash provided by operating activities, respectively. For the nine months ended September 30, 2023 and 2022, we generated $104.4 million and $42.0 million of net cash provided by operating activities, respectively. The increase in net cash provided by operating activities in both periods was mainly due to going from a net loss to generating positive net income in both current periods, as discussed in the heading Adjusted EBITDA above.
For the three months ended September 30, 2023 and 2022, we generated $33.5 million and $6.1 million of free cash flow, respectively. For the nine months ended September 30, 2023 and 2022, we generated $96.6 million and $34.9 million of free cash flow, respectively. The increase in free cash flow in both periods was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency: The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total revenues were $137.6 million for the three months ended September 30, 2023, an increase of 43% over the three months ended September 30, 2022 on a reported basis, and 42% on a constant currency basis. Subscription revenues totaled $105.9 million for the three months ended September 30, 2023, an increase of 47% over the three months ended September 30, 2022 on a reported basis, and 45% on a constant currency basis.
Total revenues were $380.1 million for the nine months ended September 30, 2023, an increase of 43% over the nine months ended September 30, 2022 on a reported basis, and 45% on a constant currency basis. Subscription revenues totaled $287.2 million for the nine months ended September 30, 2023, an increase of 47% over the nine months ended September 30, 2022 on a reported basis, and 49% on a constant currency basis.

Components of Our Results of Operations
Revenue
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
Provision (benefit) for income taxes
The provision for income taxes represents the income tax (benefit) provision associated with our operations based on the tax laws of the jurisdictions in which we operate. In addition to the United States, we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
Comparison for the three and nine months ended September 30, 2023 and 2022
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) data, including year-over-year change, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Revenues	$137,624	$96,065	43%	$380,124	$265,671	43%
Cost of revenues (1) (2)	36,254	26,302	38	101,534	71,661	42
Gross profit	101,370	69,763	45	278,590	194,010	44
Operating expenses:
Research and development (1) (2)	50,305	41,976	20	144,096	105,974	36
Sales and marketing (1) (2)	22,335	17,721	26	56,670	47,938	18
General and administrative (1) (2)	33,400	30,228	10	95,878	87,141	10
Total operating expenses	106,040	89,925	18	296,644	241,053	23
Loss from operations	(4,670)	(20,162)	(77)	(18,054)	(47,043)	(62)
Other expense, net of other income	(1,023)	(490)	>100	(1,109)	(1,341)	(17)
Loss before interest income and income taxes	(5,693)	(20,652)	(72)	(19,163)	(48,384)	(60)
Interest income	8,625	2,260	>100	21,807	2,962	>100
Income (loss) before income taxes	2,932	(18,392)	nm	2,644	(45,422)	nm
Provision (benefit) for income taxes	125	53	>100	(1,306)	222	nm
Net income (loss) and comprehensive income (loss)	$2,807	$(18,445)	nm	$3,950	$(45,644)	nm
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues	$15	$11	$40	$27
Research and development	12,244	8,030	32,568	17,435
Sales and marketing	1,151	786	2,899	1,729
General and administrative	12,022	11,661	34,712	33,997
Total	$25,432	$20,488	$70,219	$53,188

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenues (a)	$402	$274	$1,207	$547
Research and development	415	627	1,231	1,224
Sales and marketing (a)	270	286	934	782
General and administrative	570	295	1,681	873
Total	$1,657	$1,482	$5,053	$3,426
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the periods presented as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	100%	100%	100%	100%
Cost of revenues	26	27	27	27
Gross profit	74	73	73	73
Operating expenses:
Research and development	37	44	38	40
Sales and marketing	16	18	15	18
General and administrative	24	31	25	33
Total operating expenses	77	94	78	91
Loss from operations	(3)	(21)	(5)	(18)
Other expense, net of other income	(1)	(1)	—	(1)
Loss before interest income and income taxes	(4)	(21)	(5)	(18)
Interest income	6	2	6	1
Income (loss) before income taxes	2	(19)	1	(17)
Provision (benefit) for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	2%	(19)%	1%	(17)%
Revenues
Revenues increased $41.6 million, or 43%, to $137.6 million during the three months ended September 30, 2023, from revenues of $96.1 million during the three months ended September 30, 2022. Revenues increased $114.5 million, or 43%, to $380.1 million during the nine months ended September 30, 2023, from revenues of $265.7 million during the nine months ended September 30, 2022. The main drivers of the increase were:
•Subscription revenue increased $33.7 million during the three months ended September 30, 2023 and $91.9 million during the nine months ended September 30, 2023, primarily due to an increase in the average number of paid subscribers during the periods presented;
•Advertising revenue increased $1.1 million during the three months ended September 30, 2023 and $2.8 million during the nine months ended September 30, 2023. This increase was driven by the increase in DAUs, which resulted in increased advertisements served, partially offset by the decline in advertising pricing;
•Duolingo English Test revenue increased by $2.4 million during the three months ended September 30, 2023 and $6.1 million during the nine months ended September 30, 2023. The increase during both periods was driven by increases in the average revenue per test and increases in test volume; and
•Other revenue increased $4.4 million during the three months ended September 30, 2023 and $13.7 million during the nine months ended September 30, 2023, primarily due to the increase in DAUs and average in-app purchase revenue per user.
The following table provides the changes in revenues by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Subscription	$105,887	$72,172	$33,715	47%	$287,230	$195,376	$91,854	47%
Advertising	11,678	10,619	1,059	10	36,374	33,585	2,789	8
Duolingo English Test	10,612	8,192	2,420	30	30,393	24,308	6,085	25
Other	9,447	5,082	4,365	86	26,127	12,402	13,725	>100
Total revenues	$137,624	$96,065	$41,559	43%	$380,124	$265,671	$114,453	43%
Cost of Revenues and Gross Margin. Total gross margin increased to 73.7% from 72.6% during the three months ended September 30, 2023 and 2022, respectively. This increase was primarily due to increased subscription margins as a result of a reduction in third-party payment processing fees per subscriber, as well as higher margins on the Duolingo English Test as a result of an increase in the average revenue per test. Offsetting this increase was a decline in Advertising margins, which was due to decreases in average revenue per DAU.
Total gross margin increased to 73.3% from 73.0% during the nine months ended September 30, 2023 and 2022. This was primarily due to higher subscription margins as a result of a reduction in third-party payment processing fees per subscriber in addition to higher margins on the Duolingo English Test as a result of an increase in the average test price. This increase in gross margin was partially offset by a decline in Advertising margins, which was due to decreases in average revenue per DAU.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$36,254	73.7%	$26,302	72.6%	$101,534	73.3%	$71,661	73.0%
Operating Expenses
Research and Development. Research and development expense increased $8.3 million, or 20%, to $50.3 million during the three months ended September 30, 2023 from $42.0 million during the three months ended September 30, 2022. The increase was mainly due to:
•Increased employee costs, primarily from headcount growth, of $10.7 million, including stock-based compensation expense of $4.4 million. These costs were reduced by an increase in capitalized wages of $3.0 million.;

•Increased web services and technology costs of $1.2 million;
•Increased travel and meal costs of $0.2 million; and
The above increases were partially offset by a decrease in other costs, including contractor costs, of $0.8 million
Research and development expense increased $38.1 million, or 36%, to $144.1 million during the nine months ended September 30, 2023 from $106.0 million during the nine months ended September 30, 2022. The increase was mainly due to:
•Increased employee costs, primarily from headcount growth, of $38.5 million, including stock-based compensation expense of $15.5 million. These costs were reduced by an increase in capitalized wages of $4.1 million.;
•Increased web services and technology costs of $3.7 million;
•Increased travel and meal costs of $1.3 million; and
The above increases were partially offset by a decrease in contractor costs of $1.0 million and other costs of $0.3 million.
Research and development continues to be our largest operating expense as we invest in it to create new product features and improve existing ones to drive engagement and efficacy of our products. Increased engagement and efficacy, we believe, help drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased $4.6 million, or 26%, to $22.3 million during the three months ended September 30, 2023 from $17.7 million during the three months ended September 30, 2022. This increase was mainly due to increased direct marketing and other expenses of $3.7 million, in addition to an increase in employee costs of $0.9 million driven primarily by the growth in headcount, including stock-based compensation expense of $0.4 million.
Sales and marketing expense increased $8.7 million, or 18%, to $56.7 million during the nine months ended September 30, 2023 from $47.9 million during the nine months ended September 30, 2022. This increase was mainly due to an increase in direct marketing and other expenses of $6.1 million, in addition to increased employee costs of $2.6 million driven primarily by the growth in headcount, including stock-based compensation expense of $1.2 million.
Direct marketing spend and other marketing expenses as a percentage of revenue decreased for both periods as a result of applying learnings from past years, which enabled us to spend marketing expenses more efficiently.
General and Administrative. General and administrative expense increased $3.2 million, or 10%, to $33.4 million during the three months ended September 30, 2023 from $30.2 million during the three months ended September 30, 2022. The main drivers of this increase were related to the following:
•Increased professional fees of $1.0 million;
•Increased web services and technology costs of $0.8 million;
•Increased net employee-related costs of $0.7 million, including stock-based compensation expense of $0.1 million;
•Increased travel and meals expenses of $0.6 million; and

•Net increases in other costs of $0.1 million were due to increases in facility-related costs and sales and VAT taxes, which were partially offset by decreases in insurance and office-related expenses.
General and administrative expense increased $8.7 million, or 10%, to $95.9 million during the nine months ended September 30, 2023 from $87.1 million during the nine months ended September 30, 2022. The main drivers of this increase were due to the following:
•Increased net employee-related costs of $2.3 million, including stock-based compensation expense of $0.5 million;
•Increased web services and technology costs of $1.9 million;
•Increased travel and meals expenses of $1.8 million;
•Increased professional fees of $1.6 million; and
•Net increases in other costs of $1.1 million were due to increases in facility-related costs, sales and VAT taxes and charitable contributions, which were partially offset by decreases in insurance and office expenses.
Interest Income
Interest income increased $6.4 million and $18.8 million during the three and nine months ended September 30, 2023, respectively, due to an increase in interest rates earned on our money market funds and higher average balances.
Other expense, net of other income
Other expense, net of other income increased $0.5 million during the three months ended September 30, 2023, mainly due to a loss on disposal of leasehold improvements in the current year period. Other expense, net of other income decreased $0.2 million, during the nine months ended September 30, 2023, mainly from the impact from changes in foreign currency rates in addition to the gain on sale of capitalized software during the current period. These decreases were partially offset by a loss on disposal of leasehold improvements during the current period.
Provision (benefit) for income taxes
For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $0.1 million and income tax benefit of $1.3 million, respectively. The income tax benefit recorded in the year to date current period was primarily attributable to the excess tax benefits of stock-based compensation activity which occurred during the period.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of September 30, 2023, we had $701.7 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of US government treasury and agency securities.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2023, we had deferred revenues of $208.9 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$104,421	$42,048
Net cash used for investing activities	(9,436)	(9,229)
Net cash (used for) provided by financing activities	(1,428)	13,226
Net increase in cash and cash equivalents	$93,557	$46,045
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased $62.4 million, or 148%, to $104.4 million for the nine months ended September 30, 2023. This increase was mainly due to generation of net income during the current period in addition to an increase in non-cash stock-based compensation expense.
Investing Activities
Cash used in investing activities increased $0.2 million, or 2%, to $9.4 million for the nine months ended September 30, 2023, from $9.2 million for the nine months ended September 30, 2022. The increase was due to increased costs from capitalization of software development, partially offset by decreased capital expenditures to purchase property and equipment compared to the prior period. Additionally, the current period includes proceeds from the sale of capitalized software and losses from the disposal of property and equipment. However, the prior period did not include such gains and losses, respectively.
Financing Activities
Cash used for financing activities for the nine months ended September 30, 2023 was $1.4 million due to taxes paid on the net-share settlements of share-based compensation awards of $11.5 million, partially offset by proceeds from exercises of stock options of $10.1 million. Cash provided by financing activities for the nine months ended September 30, 2022 was $13.2 million related to proceeds from exercises of stock options.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2023, we had $638.4 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The online language learning industry is highly competitive, with a consistent stream of new products and entrants. As a result, new products, entrants and business models are likely to continue to emerge, both in the United States and abroad. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology (such as generative artificial intelligence (“AI”)), or a new or existing distribution channel, creating a new or different approach to connecting people or some other means. We compete for learners’ time, attention, and share of wallet not only with other online and app-based language learning platforms, but also with offline forms of language learning. Because of the extensibility of the Duolingo platform beyond language learning, we also compete with language learning assessment providers and literacy platforms and may compete with other kinds of online learning platforms in the future.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to September 30, 2023, our headcount grew from approximately 140 employees to over 650 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with our growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of September 30, 2023 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the revenue we receive from transactions processed through in-app payment systems. In the nine months ended September 30, 2023, we derived 58% of our revenue and 60% of our total bookings from the Apple App Store, and 20% of our revenue and 20% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. During the nine months ended September 30, 2023, approximately 9.6% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the nine months ended September 30, 2023 and 2022, our Sales and marketing expenses were $56.7 million and $47.9 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2021 and 2022, we expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control (for example potential US governmental restrictions on the TikTok platform). Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
We use machine learning and artificial intelligence throughout the business. For example we use artificial intelligence and machine learning to help us produce content for both the learning application and the Duolingo English Test. Furthermore, in the first quarter of 2023 we began to offer in certain markets a higher subscription tier that uses artificial intelligence to enable two new features - one that provides more detailed explanations of correct and incorrect answers and one that allows a user to role-play by text certain scenarios to practice their language skills.
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

For example, in Europe, on June 14, 2023, the European Parliament adopted its negotiating position on the Artificial Intelligence Act, which would establish a risk-based governance framework for artificial intelligence in the European market. This framework would categorize artificial intelligence applications into risk categories such as “unacceptable”, “high”, “limited”, and “minimal”. Some of our current or future artificial intelligence applications may fall within the “high” or “limited” risk categories. Artificial intelligence applications in the “high” risk category could become subject to new ex ante conformity assessments and a range of new requirements, particularly on risk management, testing, technical robustness, data training and data governance, transparency, human oversight, and cybersecurity, while artificial intelligence applications in the “limited” risk category could become subject to new transparency obligations. Fines for breach could be up to 7% of worldwide annual turnover. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.8% of the voting power of our capital stock as of September 30, 2023. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of September 30, 2023, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 79.8% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Further, as of September 30, 2023, we had options outstanding that, if fully exercised, would result in the issuance of 2,279,500 shares of Class A common stock and 1,034,500 shares of Class B common stock, as well as 2,223,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Trading Plans
During the three months ended September 30, 2023, the following directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
On September 5, 2023, Natalie Glance, Chief Engineering Officer, entered into a 10b5-1 sales plan (the “Glance 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act which provides for the sale of up to 60,000 shares of the Company’s Class A common stock. The Glance 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 31, 2024, (2)

the date on which an aggregate of 60,000 shares of the Company’s Class A common stock have been sold under the Glance 10b5-1 Sales Plan, or (3) such time as the Glance 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.
On September 8, 2023, Robert Meese, Chief Business Officer, entered into a 10b5-1 sales plan (the “Meese 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act which provides for the sale of up to 40,000 shares of the Company’s Class A common stock. The Meese 10b5-1 Sales Plan will remain in effect until the earlier of (1) October 31, 2024, (2) the date on which an aggregate of 40,000 shares of the Company’s common stock have been sold under the Meese 10b5-1 Sales Plan, or (3) such time as the Meese 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.
On September 11, 2023, the 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act entered into by Stephen Chen, General Counsel, on June 2, 2023 expired in accordance with its terms upon the sale of the maximum aggregate number of shares of Class A common stock covered by such plan. On September 15, 2023, Mr. Chen entered into a 10b5-1 sales plan (the “Chen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act which provides for the potential exercise of vested stock options and the associated sale of up to 20,000 shares of the Company’s Class A common stock. The Chen 10b5-1 Sales Plan will remain in effect until the earlier of (1) July 31, 2024, (2) the date on which an aggregate of 20,000 shares of the Company’s Class A common stock have been sold under the Chen 10b5-1 Sales Plan, or (3) such time as the Chen 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.

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

DUOLINGO, INC.

Date: November 8, 2023	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)