Form 10-Q
period 2024-03-31
Duolingo, Inc.
filed 2024-05-09
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of May 7, 2024, 36,989,041 shares of the registrant's Class A common stock were outstanding, and 6,133,077 shares of the registrant's Class B common stock were outstanding.

Table of Contents                                         Page

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
•changes in our business and macroeconomic conditions; and
•those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”).
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our operating metrics may not be comparable to those in prior periods. See the section titled “Risk Factors—Our user metrics and other operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business”. Other companies, including companies in our industry, may calculate these metrics differently.
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, financial condition, and results of operations, all of which are more fully described in Part II, Item 1A. “Risk Factors.” This summary should be read in conjunction with Part II, Item 1A. “Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business.
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
•We have had operating losses in the past and we may not be able to achieve or maintain profitability in the future.
•Our costs are continuing to grow, and some of our investments have the effect of reducing our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.
•Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.3% of the voting power of our outstanding capital stock as of March 31, 2024. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$829,713	$747,610
Accounts receivable	76,421	88,975
Deferred cost of revenues	60,397	53,931
Prepaid expenses and other current assets	10,747	7,282
Total current assets	977,278	897,798
Operating lease right-of-use assets	49,785	19,103
Intangible assets, net	18,595	15,995
Property and equipment, net	13,209	11,792
Goodwill	4,050	4,050
Restricted cash	2,735	2,735
Deferred tax assets, net	766	766
Other assets	2,249	1,718
Total assets	$1,068,667	$953,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$279,313	$249,192
Accounts payable	2,625	2,447
Income tax payable	362	792
Accrued expenses and other current liabilities	21,422	24,931
Total current liabilities	303,722	277,362
Long-term obligation under operating leases	53,893	21,094
Total liabilities	357,615	298,456
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 36,904 and 36,311 issued and outstanding at March 31, 2024 and December 31, 2023, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of March 31, 2024 and December 31, 2023; 6,153 and 6,215 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	898,513	869,918
Accumulated deficit	(187,465)	(214,421)
Total stockholders’ equity	711,052	655,501
Total liabilities and stockholders' equity	$1,068,667	$953,957
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$167,553	$115,661
Cost of revenues	45,191	31,492
Gross profit	122,362	84,169
Operating expenses:
Research and development	50,878	45,844
Sales and marketing	19,931	16,601
General and administrative	35,114	30,243
Total operating expenses	105,923	92,688
Income (loss) from operations	16,439	(8,519)
Other (expense) income, net	(621)	182
Income (loss) before interest income and income taxes	15,818	(8,337)
Interest income	10,033	5,639
Income (loss) before income taxes	25,851	(2,698)
Benefit from income taxes	(1,105)	(116)
Net income (loss) and comprehensive income (loss)	$26,956	$(2,582)
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$0.63	$(0.06)
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$0.57	$(0.06)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation expense	—	—	21,073	—	21,073
Stock options exercised	542	—	4,619	—	4,619
Release of restricted stock units	115	—	—	—	—
Net loss	—	—	—	(2,582)	(2,582)
BALANCE—March 31, 2023	41,018	$4	$798,254	$(233,070)	$565,188

BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	24,985	—	24,985
Stock options exercised	326	—	3,610	—	3,610
Release of restricted stock units	205	—	—	—	—
Net income	—	—	—	26,956	26,956
BALANCE—March 31, 2024	43,057	$4	$898,513	$(187,465)	$711,052
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$26,956	$(2,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,074	1,762
Stock-based compensation expense	24,985	21,073
Gain on sale of capitalized software	—	(100)
Changes in assets and liabilities:
Deferred revenue	30,121	24,392
Accounts receivable	12,554	(5,781)
Deferred cost of revenues	(6,466)	(5,096)
Prepaid expenses and other current assets	(3,465)	(263)
Accounts payable	(398)	(345)
Accrued expenses and other current liabilities	(4,514)	(3,201)
Noncurrent assets and liabilities	1,667	(255)
Net cash provided by operating activities	83,514	29,604
Cash flows from investing activities:
Capitalized software expense and purchases of intangible assets	(3,607)	(731)
Purchase of property and equipment	(1,414)	(681)
Proceeds from sale of capitalized software		100
Net cash used for investing activities	(5,021)	(1,312)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,610	4,619
Net cash provided by financing activities	3,610	4,619
Net increase in cash, cash equivalents and restricted cash	82,103	32,911
Cash, cash equivalents and restricted cash - Beginning of period	750,345	608,180
Cash, cash equivalents and restricted cash - End of period	$832,448	$641,091
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$28
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$1,070	$201
Right of use assets obtained in exchange for new operating lease liabilities	$31,358	$—
Right of use assets disposed or adjusted modifying operating leases liabilities	$1,303	$—
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three months ended March 31, 2024 and 2023. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies consistent with the annual Unaudited Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, in preparing these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K and filed with the SEC.
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

(In thousands)	March 31, 2024	December 31, 2023
Cash	$47,917	$50,373
Money market funds	781,796	697,237
Total	$829,713	$747,610
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $14,020 and $11,093 for the three months ended March 31, 2024 and 2023, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The majority of our revenue comes through our subscriptions and advertising streams, and payments are made to Duolingo through service providers. Three service providers, Apple, Google, and Stripe accounted for 68.1%, 16.0%, and 10.8% of total Accounts receivable as of March 31, 2024, respectively. Three service providers, Apple, Google, and Stripe accounted for 65.2%, 20.7%, and 10.7% of total Accounts receivable as of December 31, 2023, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three months ended March 31, 2024 and 2023.
Recently Issued Pronouncements Not Yet Adopted

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

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues:
Subscription	$131,688	$86,185
Advertising	12,952	11,635
Duolingo English Test	12,755	9,972
In-App Purchases	9,924	7,852
Other (1)	234	17
Total revenues	$167,553	$115,661
________________
(1) Other revenue is mainly comprised of revenue from Duo’s Taquería.

Three service providers, Apple, Google and Stripe, processed 59.3%, 23.7%, and 12.9% of total Revenues for the three months ended March 31, 2024, respectively. Three services providers, Apple, Google, and Stripe processed 57.1%, 26.2% and 11.9% of total Revenues for the three months ended March 31, 2023, respectively.

Changes in deferred revenues were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning balance—January 1	$249,192	$157,550
Amount from beginning balance recognized into revenue	(102,257)	(65,492)
Recognition of deferred revenue	(40,907)	(30,129)
Deferral of revenue	173,285	120,013
Ending balance—March 31	$279,313	$181,942
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	2024	2023
Leasehold improvements	$20,616	$18,191
Furniture, fixtures and equipment	5,928	5,869
Total property and equipment	26,544	24,060
Less: accumulated depreciation	(13,335)	(12,268)
Total property and equipment, net	$13,209	$11,792
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
(In thousands)	2024	2023
Research and development	$440	$407
Sales and marketing	52	48
General and administrative	575	554
Total	$1,067	$1,009

5.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following as of March 31, 2024 and December 31, 2023:

(In thousands)	2024	2023
Capitalized software	$30,502	$26,895
Other intangible assets	117	117
Total intangible assets	30,619	27,012
Less: accumulated amortization	(12,024)	(11,017)
Intangible assets, net	$18,595	$15,995
The Company capitalized $3,607 and $731 of software development costs, with the majority of the costs being employee wages, during the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
(In thousands)	2024	2023
Cost of revenues	$848	$403
Sales and marketing	159	350
Total	$1,007	$753

The estimated future amortization expense of capitalized software with definite lives as of March 31, 2024 was as follows:

(In thousands)	Amortization Expense
Remainder of 2024	$4,339
2025	6,423
2026	5,150
2027	2,344
2028 (1)	222
Total estimated future amortization expense	$18,478
________________
(1)All capitalized software is expected to be fully amortized by December 31, 2028, therefore there is no estimated amortization for the year 2029.

Goodwill was $4,050 at March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, $3,645 and $3,713 of goodwill is deductible for tax purposes, respectively.
6. LEASES
The Company has entered into various operating leases for its office space expiring between fiscal 2024 and 2036. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
On December 18, 2023, the Company entered into an Agreement of Sub-Sublease, with Spotify USA Inc., as Sub-Sublandlord for 85,666 square feet of office space in the building located at 4 World Trade Center, 150 Greenwich Street, New York, New York 10007 for use as additional office space.
The term of the Sub-Sublease commenced on January 8, 2024 and will expire on April 29, 2034
The initial base rent is $442 per month on a triple net basis, increasing to $478 per month at the beginning of the sixth year of the lease term. Payment of rent will commence 20 months after commencement of the Sub-Sublease.
In lieu of a security deposit, the Company is obligated to provide an irrevocable stand-by letter of credit to the Sub-Sublandlord. This letter of credit acts as security for the faithful performance by the Company of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the unaudited condensed consolidated balance sheets and totaled $2,735 as of March 31, 2024 and December 31, 2023.

In February 2024, the Company signed a lease with Bullitt Center LLC for 7,940 square feet of office space in Seattle, Washington. The term of the lease is 63 months beginning on March 1, 2024 and expiring on May 31, 2029.
In March 2024, the Company entered into the First and Second Amendments (“the Amendments”) to the Office Lease Agreement with 5704 Penn Office, LLC (the "Landlord") for office space located at Liberty East (the “Premise) at 141 South Saint Clair Street, Pittsburgh, Pennsylvania, which, among other things, increased the leased square footage by 110,008 square feet to a total of 148,266 square feet beginning on August 1, 2025, with an expiration date of April 30, 2036. Under the Amendments, the monthly fixed base rent for the initial square footage increases to approximately $188 per month for the period commencing June 16, 2035 and ending April 30, 2036. The initial base rent of the additional square footage is approximately $394 per month and will increase by approximately 2% per annum, with the exception of the third and fifth years, which have increases of approximately 9% related to additional parking access. Under the terms of the Amendments, the Landlord will provide the Company with an improvement allowance of up to approximately $6,800 for costs relating to the design, permitting, and construction of improvements to the Premise.
The following represents the components of lease cost for the three months ended March 31, 2024 and 2023 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,990	$1,861
Short term lease cost	8	3
Variable lease cost	147	33
Total lease cost	$3,145	$1,897

Cash paid for amounts included in the measurement of lease liabilities	$2,039	$1,749
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,358	$—
Right of use assets disposed or adjusted, modifying operating leases liabilities	$1,303	$623
Gain from termination of leases	$8	$—
Weighted-average remaining lease term	10 years	9 years
Weighted-average discount rate	7.19%	6.53%
Sublease income was immaterial for the three months ended March 31, 2024 and 2023.
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024:

Fiscal year
Remainder of 2024	$3,524
2025	3,648
2026	8,944
2027	9,158
2028	9,299
Thereafter	48,482
Total undiscounted lease payments	$83,055
Present value adjustment	(26,412)
Operating lease liabilities	$56,643
Current lease liabilities of $2,750 and $3,944 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $53,893 and $21,094 are presented within Long-term obligation under operating leases on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 and the Audited Consolidated Balance Sheet as of December 31, 2023, respectively.
7.    INCOME TAXES
Year-to-date income tax expense or benefit is the product of the most current projected annual effective tax rate (“PAETR”) and the actual year-to-date pretax income (loss) adjusted for any discrete items. The income tax expense or benefit for a particular quarter, is the difference between the year-to-date calculation of income tax expense or benefit and the year-to-date calculation for the prior year period. Items unrelated to current period ordinary income or loss are recognized entirely in the period identified as a discrete item of tax.
The Company’s PAETR differs from the U.S. federal statutory rate of 21.0% during the three months ended March 31, 2024 and 2023 primarily due to the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Income (loss) before income taxes	$25,851	$(2,698)
Benefit from income taxes	(1,105)	(116)
Effective tax rate	(4.3)%	4.3%
During the three months ended March 31, 2024, the Company recognized a discrete tax benefit attributable to the excess tax benefits of stock-based compensation. This discrete benefit was the primary driver of the three months ended March 31, 2024 tax benefit recorded as well as changes to the effective tax rate as compared to the prior year.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income to fully utilize these assets. As of March 31, 2024, the Company continues to maintain a full allowance against its U.S. federal and state net deferred tax assets.

8.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. Pursuant to the terms of the plan, on each January 1 through January 1, 2031, the number of shares of the Company’s Class A common stock available for issuance automatically increases by the lesser of (i) 5% of the shares outstanding on the preceding December 31 (calculated on an as-converted basis) and (ii) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the 2021 Plan). Pursuant to the terms of the ESPP, on each January 1 through January 1, 2031, the number of shares of the Company’s Class A common stock available for issuance automatically increases by the lesser of (i) 1% of the shares outstanding on the preceding December 31 and (ii) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the ESPP). On January 1, 2024, the number of Class A shares available under the 2021 Plan was increased by 2,126 shares of common stock. The Board waived the 2024 automatic annual increase of shares available for future issuance under the ESPP, and the Company intends to waive such automatic annual increase for all applicable future periods.
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
A summary of stock option activity under the Plans was as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2024	2,985	$16.04	5.60	$629,865
Granted (1)	—
Exercised	(326)	11.21
Forfeited and expired (2)	—	16.27
Options outstanding at March 31, 2024	2,659	$16.63	5.40	$543,789
Options exercisable at March 31, 2024	2,578	$16.34	5.36	$526,630
________________
(1) There were no stock options granted during the three months ended March 31, 2024.
(2) There was a nominal amount of forfeitures and expirations during the three months ended March 31, 2024.

The total intrinsic value of options exercised was approximately $64,343 and $55,062 for the periods ended March 31, 2024 and 2023, respectively.

A summary of RSU activity under the Plans was as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2024	2,027	$106.32
Granted	51	188.43
Released	(205)	94.95
Forfeited	(29)	96.78
Outstanding at March 31, 2024	1,844	$110.00
As of March 31, 2024, there was approximately $710 of unrecognized stock-based compensation expense related to stock options granted under the plans with a weighted-average period of approximately six months. The amount of unrecognized stock-based compensation expense for RSUs as of March 31, 2024 was $188,559 with a weighted-average period of approximately three years. Total unrecognized compensation expense as of March 31, 2024 was $189,269.
There were 9,382 shares available for grant at March 31, 2024.
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
Any RSUs associated with stock-price hurdles not achieved by the tenth anniversary of the date of grant will terminate and be canceled for no additional consideration to the founders. The stock-price hurdles and number of RSUs eligible to vest will be adjusted to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or similar events under the 2021 Plan. The Founder Awards will be settled in shares of the Company’s Class B common stock.

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
The Company recognized $5,540 and $7,140 of stock-based compensation expense related to performance-based RSUs for the three months ended March 31, 2024 and 2023, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2024, there is $31,195 of unrecognized stock-based compensation expense related to these awards.
Total stock-based compensation expense was $24,985 and $21,073 for the three months ended March 31, 2024 and 2023, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as shown in the following table:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cost of revenues	$16	$11
Research and development	13,006	9,346
Sales and marketing	1,054	779
General and administrative	10,909	10,937
Total	$24,985	$21,073
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three months ended March 31, 2024 and 2023.
9.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three months ended March 31, 2024 and 2023.
Letters of Credit— The Company has a standby letter of credit obtained in connection with an operating lease. This letter of credit acts as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The amount of the letter of credit is equal to six months rent of $442, totaling $2,656. The cash collateral for the letter of credit has been recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheet and is equivalent to 103% of the letter of credit and totaled $2,735. For more information, refer to Note 6, Leases.
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,583 and $1,397 during the three months ended March 31, 2024 and 2023, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three months ended March 31, 2024 or 2023.
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

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$26,956	$(2,582)
Denominator:
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders, basic and diluted	42,780	40,618
Effect of dilutive securities
Founder awards where performance has been met	270	—
Dilutive effect of stock options outstanding (1)	2,459	—
RSUs outstanding	1,844	—
Denominator for dilutive net income per common share - weighted-average shares	47,353	40,618
Basic income (loss) per common share	$0.63	$(0.06)
Diluted income (loss) per common share	$0.57	$(0.06)

________________
(1) The Company had 2.7 million options outstanding as of March 31, 2024. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

Since the Company was in a net loss position for the three months ended March 31, 2023 there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

Three Months Ended March 31,
(In thousands)	2023
Stock options outstanding	3,865
RSUs outstanding	2,048
Founder awards where performance has been met	180
Total	6,093
Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above table because the stock-price hurdles for those awards had not been met as of March 31, 2023.

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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 95 million monthly active users for the three months ended March 31, 2024. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended March 31,
(In millions)	2024	2023
Operating Metrics
Monthly active users (MAUs)	97.6	72.6
Daily active users (DAUs)	31.4	20.3
Paid subscribers (at period end)	7.4	4.8

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating Metrics
Subscription bookings	$161,466	$110,122
Total bookings	$197,452	$140,054

Non-GAAP Financial Measures
Net income (loss) (GAAP)	$26,956	$(2,582)
Adjusted EBITDA	$44,005	$15,111
Net cash provided by operating activities (GAAP)	$83,514	$29,604
Free cash flow	$79,621	$28,792
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended March 31, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 97.6 million and 72.6 million MAUs for the three months ended March 31, 2024 and 2023, respectively, representing an increase of 35% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our Duolingo App.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended March 31, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 31.4 million and 20.3 million DAUs for the three months ended March 31, 2024 and 2023, respectively, representing an increase of 54% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 32.1% from 28.0% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of March 31, 2024 and 2023, we had approximately 7.4 million and 4.8 million paid subscribers, respectively, representing an increase of 54% from the prior year period. We grew paid subscribers through product initiatives designed to make Duolingo subscription offerings more appealing which we believe helped us attract new subscribers and retain existing subscribers.
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
For the three months ended March 31, 2024 and 2023, we generated $161.5 million and $110.1 million of subscription bookings, respectively, representing an increase of 47% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended March 31, 2024 and 2023, we generated $197.5 million and $140.1 million total bookings, respectively, representing an increase of 41% from the prior year period. We grew total bookings through growth in subscription bookings noted above, in addition to growth in the Duolingo English Test, advertising and in-app purchases.
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
The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP percentage change in constant currency revenues, which exclude the impact of fluctuations in foreign currency exchange rates, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business. The impact of changes in foreign currency may vary significantly from period to period, and such changes generally are outside of the control of our management. We calculate constant currency revenues by using current period foreign currency revenues and translating them to constant currency using prior year comparable period exchange rates for the entire period of related bookings. Constant currency revenue percentage change is calculated by dividing the difference between constant currency revenue and the prior year comparable period revenue by the prior year comparable period revenue.
Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, acquisition earn-out costs, and gain on sale of capitalized software. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss)	$26,956	$(2,582)
Add (deduct):
Interest income	(10,033)	(5,639)
Benefit from income taxes	(1,105)	(116)
Depreciation and amortization	2,074	1,762
Stock-based compensation expenses related to equity awards (1)	26,113	21,673
Acquisition earn-out costs (2)	—	113
Gain on sale of capitalized software (3)	—	(100)
Adjusted EBITDA	$44,005	$15,111
________________

(1)In addition to stock-based compensation expense of $25.0 million and $21.1 million for the three months ended March 31, 2024 and 2023, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Research and development	$536	$240
Sales and marketing	29	14
General and administrative	563	346
Total	$1,128	$600

(2)Represents costs incurred related to the earn-out payment on an acquisition, which is included within General and administrative within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)Represents proceeds from a sale of capitalized software, which is included within Other (expense) income, net within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three months ended March 31, 2024 and 2023, we generated net income of $27.0 million and net loss of $2.6 million, respectively. Our generation of net income as compared to a net loss in the comparative period was due to a combination of our growth in revenue, a reduction in operating expenses as a percentage of revenue as compared to the prior year period, and an increase in interest income of $4.4 million during the three months ended March 31, 2024.
For the three months ended March 31, 2024 and 2023, we generated Adjusted EBITDA of $44.0 million and $15.1 million, respectively. Adjusted EBITDA increased due to a combination of our growth in revenue and a reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
Free Cash Flow. Free cash flow represents net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment and increased by taxes paid related to stock-based compensation equity awards as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$83,514	$29,604
Less: Capitalized software development costs and purchases of intangible assets	(3,607)	(731)
Less: Purchases of property and equipment	(1,414)	(681)
Plus: Taxes paid related to stock-based compensation equity awards	1,128	600
Free cash flow	$79,621	$28,792
For the three months ended March 31, 2024 and 2023, we generated $83.5 million and $29.6 million of net cash provided by operating activities, respectively. The increase in net cash provided by operating activities was mainly due to our generation of positive net income as discussed under the heading Adjusted EBITDA above and timing of amounts received from our payment service providers in the current period as compared to the same period in the prior year.

For the three months ended March 31, 2024 and 2023, we generated $79.6 million and $28.8 million of free cash flow, respectively. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total revenues were $167.6 million for the three months ended March 31, 2024, which represents an increase of 45% (on both a reported and constant currency basis) over the three months ended March 31, 2023. Subscription revenues totaled $131.7 million for the three months ended March 31, 2024, which represented an increase of 53% (on both a reported and constant currency basis) over the three months ended March 31, 2023.
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
Research and Development. We invest heavily in research and development to create new products and product features that help us grow our user base, engage our users, monetize our users, and teach our users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We typically capitalize a small portion of research and development costs, mostly consisting of wages, each period into capitalized software when the work is specific to launching a new product, or making major upgrades to our existing products or platforms. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products and product improvements may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect research and development to continue to be our largest operating expense, but expect that it will decline as a percentage of revenues over the long-term.
Sales and Marketing. Sales and marketing expenses are expensed as incurred and consists primarily of brand advertising, marketing, digital and social media spend, field marketing, travel, trade show sponsorships and events, conferences, and employee-related compensation, including stock-based compensation for personnel engaged in sales and marketing functions, and amortization of non-revenue generating capitalized software used to promote Duolingo. We expect our sales and marketing expenses will decline as a percentage of revenues over the near-term.
General and Administrative. General and administrative expenses primarily consist of employee-related compensation, including stock-based compensation, for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expenses also include certain professional services fees, general corporate and director and officer insurance, our facilities costs, public company costs to comply with the rules and regulations of the SEC and the Listing Rules of the Nasdaq Global Select Market, and other general overhead costs that support our operations. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenues as our revenues grow faster than these expenses over the long-term.
Interest Income
Interest income consists of income earned on our money market funds included in cash and cash equivalents and on our marketable securities.
Other (expense) income, net
Other (expense) income, net consists primarily of foreign currency exchange gains and losses.
Benefit from income taxes
The benefit for income taxes represents the income tax provision associated with our operations based on the tax laws of the jurisdictions in which we operate. In addition to the U.S., we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) data, including year-over-year change, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023	% Change
Revenues	$167,553	$115,661	45%
Cost of revenues (1) (2)	45,191	31,492	43
Gross profit	122,362	84,169	45
Operating expenses:
Research and development (1) (2)	50,878	45,844	11
Sales and marketing (1) (2)	19,931	16,601	20
General and administrative (1) (2)	35,114	30,243	16
Total operating expenses	105,923	92,688	14
Income (loss) from operations	16,439	(8,519)	nm
Other (expense) income, net	(621)	182	nm
Income (loss) before interest income and income taxes	15,818	(8,337)	nm
Interest income	10,033	5,639	78
Income (loss) before income taxes	25,851	(2,698)	nm
Benefit from income taxes	(1,105)	(116)	>100
Net income (loss) and comprehensive income (loss)	$26,956	$(2,582)	nm
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cost of revenues	$16	$11
Research and development	13,006	9,346
Sales and marketing	1,054	779
General and administrative	10,909	10,937
Total	$24,985	$21,073

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cost of revenues (a)	$848	$403
Research and development	440	407
Sales and marketing (a)	211	398
General and administrative	575	554
Total	$2,074	$1,762
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the periods presented as a percentage of revenue.

	Three Months Ended March 31,
	2024	2023
Revenues	100%	100%
Cost of revenues	27	27
Gross profit	73	73
Operating expenses:
Research and development	30	40
Sales and marketing	12	14
General and administrative	21	26
Total operating expenses	63	80
Income (loss) from operations	10	(7)
Other (expense) income, net	—	—
Income (loss) before interest income and income taxes	9	(7)
Interest income	6	5
Income (loss) before income taxes	15	(2)
Benefit from income taxes	(1)	—
Net income (loss) and comprehensive income (loss)	16%	(2)%
Revenues
Revenues increased $51.9 million, or 45%, to $167.6 million during the three months ended March 31, 2024, from revenues of $115.7 million during the three months ended March 31, 2023. The main drivers of the increase were:
•Subscription revenue increased by $45.5 million during the three months ended March 31, 2024, primarily due to an increase in the average number of paid subscribers during the period;
•Advertising revenue increased by $1.3 million during the three months ended March 31, 2024. This increase was driven by the increase in DAUs, which resulted in increased advertisements served, offset by decreases in average revenue per DAU.
•Duolingo English Test revenue increased by $2.8 million during the three months ended March 31, 2024. The increase was primarily driven by increases in the average revenue per test;
•In-App Purchases revenue increased by $2.1 million during the three months ended March 31, 2024. This increase was primarily driven by the increase in DAUs; and
•Other revenue increased by $0.2 million during the three months ended March 31, 2024, primarily due to increases in revenue from Duo’s Taquería.

The following table provides the changes in revenues by product type:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	% Change
Subscription	$131,688	$86,185	$45,503	53%
Advertising	12,952	11,635	1,317	11
Duolingo English Test	12,755	9,972	2,783	28
In-App Purchases	9,924	7,852	2,072	26
Other	234	17	217	>100
Total revenues	$167,553	$115,661	$51,892	45%
Cost of Revenues and Gross Margin. Total gross margin increased slightly to 73.0% from 72.8% during the three months ended March 31, 2024 and 2023. This was primarily due to higher subscription gross margin contribution from an increase in subscriber revenue as a percentage of total revenue, partially offset by a decline in Advertising margins, which was due to decreases in average revenue per DAU and increased amortization of capitalized software.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended March 31,
	2024		2023		Change	% Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$45,191	73.0%	$31,492	72.8%	$13,699	0.2%
Operating Expenses
Research and Development. Research and development expense increased by $5.0 million, or 11%, to $50.9 million during the three months ended March 31, 2024 from $45.8 million during the three months ended March 31, 2023. The increase was mainly due to:
•Increased net personnel costs of $5.7 million. Total gross personnel costs increased by $8.3 million, of which $4.0 million of the increase was related to stock-based compensation expense. This increase was reduced by an additional $2.6 million wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and technology costs of $0.5 million; and
•Increased travel and meal costs of $0.1 million;
The above increases were partially offset by a decrease in net contractor costs of $1.3 million.
Research and development continues to be our largest operating expense as we test and experiment with new products and product features and improve existing ones to drive engagement and efficacy of our products. Increased engagement and efficacy, we believe, help drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased by $3.3 million, or 20%, to $19.9 million during the three months ended March 31, 2024 from $16.6 million during the three months ended March 31, 2023.
This increase was mainly due to:

•Increased direct marketing and other expenses of $2.8 million; and
•Increased personnel costs of $0.5 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.3 million.
Direct marketing spend and other marketing expenses as a percentage of revenue decreased as a result of applying learnings from past years, which enabled us to leverage marketing expenses more efficiently.
General and Administrative. General and administrative expense increased by $4.9 million, or 16%, to $35.1 million during the three months ended March 31, 2024 from $30.2 million during the three months ended March 31, 2023. This increase was mainly due to:
•Increased personnel costs of $1.8 million, including increased stock-based compensation expense of $0.2 million;
•Increased facility-related costs of $1.2 million;
•Increased professional fees of $0.9 million;
•Increased web services and technology costs of $0.6 million;
•Increased travel and meals expenses of $0.4 million; and
•Increased sales and VAT taxes and other expenses of $0.4 million.
The above increases were partially offset by decreases in insurance costs and other costs of $0.4 million.
Interest Income
Interest income increased by $4.4 million, or 78%, to $10.0 million during the three months ended March 31, 2024, from $5.6 million during the three months ended March 31, 2023 due to an increase in interest rates earned on our money market funds and higher average balances.
Other (expense) income, net
Other (expense) income, net decreased by $0.8 million, during the three months ended March 31, 2024, mainly from the impact from changes in foreign currency rates.
Benefit from income taxes
Benefit for income taxes increased $1.0 million, to $1.1 million during the three months ended March 31, 2024, from $0.1 million during the three months ended March 31, 2023, primarily attributable to the excess tax benefits of stock-based compensation activity which occurred during the period.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of March 31, 2024, we had $829.7 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. government treasury and agency securities.
We believe that our existing cash and cash equivalents, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from our payment processing platforms, the expansion of our sales and marketing activities, the introduction of new products and the enhancements to existing products, and the current uncertainty in the global markets impacting, for example, consumer spending, inflation and foreign currency exchange rates. If we cannot meet our future capital requirements, we may be required to seek additional liquidity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business and financial condition and results of operations.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2024, we had deferred revenues of $279.3 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$83,514	$29,604
Net cash used for investing activities	(5,021)	(1,312)
Net cash provided by financing activities	3,610	4,619
Net increase in cash, cash equivalents and restricted cash	$82,103	$32,911
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $53.9 million, or 182%, to $83.5 million for the three months ended March 31, 2024 from $29.6 million for the three months ended March 31, 2023. This increase was mainly due to generation of net income during the current period and the timing of amounts received from our payment service providers in the current period as compared to the same period in the prior year.
Investing Activities
Cash used for investing activities increased by $3.7 million, or 283%, to $5.0 million for the three months ended March 31, 2024, from $1.3 million for the three months ended March 31, 2023. The increase was due to the increases in costs from capitalization of software development and purchases of property and equipment as compared to the prior period.
Financing Activities
Cash provided by financing activities decreased by $1.1 million, or 24%, to $3.6 million for the three months ended March 31, 2024 from $4.6 million for the three months ended March 31, 2023. The decrease was due to a decrease in proceeds from exercises of stock options.
Critical Accounting Estimates

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2024, we had $781.8 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to March 31, 2024, our headcount grew from approximately 140 employees to approximately 720 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with our growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. We depend on Apple and Google approving our mobile applications to be distributed on their respective platforms. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of March 31, 2024 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the payments we receive from transactions processed through in-app payment systems. In the three months ended March 31, 2024, we derived 59% of our revenue and 61% of our total bookings from the Apple App Store, and 20% of our revenue and 20% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. Any interruption, even temporary, in their distribution platforms or ability to accept customer payments, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. During the three months ended March 31, 2024, approximately 7.7% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three months ended March 31, 2024 and 2023, our Sales and marketing expenses were $19.9 million and $16.6 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2021 and 2022, we expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control (for example potential U.S. governmental restrictions on the TikTok platform). Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
The success of the Duolingo English Test, from which we derived approximately 7.6% of our total revenue for the year ended March 31, 2024, depends in part upon the continued recognition and acceptance by schools, governments, and other institutions of technology-based assessment, such as the Duolingo English Test, and upon the continued utilization of assessment in general. As a result of the COVID-19 pandemic, in 2020, a number of universities waived standardized test requirements for admissions requirements and some universities plan to phase out requirements for standardized testing altogether. In addition, some have questioned the validity of language assessments taken online. If schools, governments, and other institutions reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.3% of the voting power of our capital stock as of March 31, 2024. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of March 31, 2024, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 79.3% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Further, as of March 31, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 1,680,500 shares of Class A common stock and 978,500 shares of Class B common stock, as well as 1,844,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.

(b) Trading Plans
During the three months ended March 31, 2024, the following “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
On December 11, 2023, the 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act entered into by Robert Meese, Chief Business Officer, on September 8, 2023 expired in accordance with its terms upon the sale of the maximum aggregate number of shares of Class A common stock covered by such plan. On March 13, 2024, Mr. Meese entered into a 10b5-1 sales plan (the “Meese 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act which provides for the potential exercise of vested stock options and the associated sale of up to 17,675 shares of the Company’s Class A common stock. The Meese 10b5-1 Sales Plan will remain in effect until the earlier of (1) July 31, 2025, (2) the date on which an aggregate of 17,675 shares of the Company’s Class A common stock have been sold under the Meese 10b5-1 Sales Plan, or (3) such time as the Meese 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	12/08/2023	3.1
10.1	First Amendment to Office Lease Agreement, dated March 4, 2024, by and between 5704 Penn Office, LLC and the Registrant					X
10.2	Second Amendment to Office Lease Agreement, dated March 15, 2024, by and between 5704 Penn Office, LLC and the Registrant					X
10.3	Duolingo, Inc. Non-Employee Director Compensation Program*					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DUOLINGO, INC.

Date: May 8, 2024	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)