Form 10-Q
period 2024-06-30
Duolingo, Inc.
filed 2024-08-08
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of August 6, 2024, 37,436,672 shares of the registrant's Class A common stock were outstanding, and 6,102,077 shares of the registrant's Class B common stock were outstanding.

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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.0% of the voting power of our outstanding capital stock as of June 30, 2024. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$888,240	$747,610
Accounts receivable	77,722	88,975
Deferred cost of revenues	63,285	53,931
Prepaid expenses and other current assets	12,317	7,282
Total current assets	1,041,564	897,798
Operating lease right-of-use assets	49,760	19,103
Intangible assets, net	20,586	15,995
Property and equipment, net	18,343	11,792
Goodwill	4,050	4,050
Restricted cash	2,735	2,735
Deferred tax assets, net	835	766
Other assets	1,570	1,718
Total assets	$1,139,443	$953,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$291,477	$249,192
Accounts payable	3,405	2,447
Income tax payable	38	792
Accrued expenses and other current liabilities	22,804	24,931
Total current liabilities	317,724	277,362
Long-term obligation under operating leases	54,775	21,094
Total liabilities	372,499	298,456
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 37,377 and 36,311 issued and outstanding at June 30, 2024 and December 31, 2023, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of June 30, 2024 and December 31, 2023; 6,123 and 6,215 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	930,054	869,918
Accumulated deficit	(163,114)	(214,421)
Total stockholders’ equity	766,944	655,501
Total liabilities and stockholders' equity	$1,139,443	$953,957
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$178,327	$126,839	$345,880	$242,500
Cost of revenues	47,349	33,788	92,540	65,280
Gross profit	130,978	93,051	253,340	177,220
Operating expenses:
Research and development	55,147	47,947	106,025	93,791
Sales and marketing	20,174	17,734	40,105	34,335
General and administrative	36,957	32,235	72,071	62,478
Total operating expenses	112,278	97,916	218,201	190,604
Income (loss) from operations	18,700	(4,865)	35,139	(13,384)
Other expense, net of other income	(707)	(268)	(1,328)	(86)
Income (loss) before interest income and income taxes	17,993	(5,133)	33,811	(13,470)
Interest income	10,721	7,543	20,754	13,182
Income (loss) before income taxes	28,714	2,410	54,565	(288)
Provision (benefit) for income taxes	4,363	(1,315)	3,258	(1,431)
Net income and comprehensive income	$24,351	$3,725	$51,307	$1,143
Net income per share attributable to Class A and Class B common stockholders, basic	$0.56	$0.09	$1.19	$0.03
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.51	$0.08	$1.08	$0.02
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—April 1, 2023	41,018	$4	$798,254	$(233,070)	$565,188
Stock-based compensation expense	—	—	23,714	—	23,714
Stock options exercised	374	—	3,778	—	3,778
Release of restricted stock units	139	—	—	—	—
Net income	—	—	—	3,725	3,725
BALANCE—June 30, 2023	41,531	$4	$825,746	$(229,345)	$596,405
BALANCE—April 1, 2024	43,057	$4	$898,513	$(187,465)	$711,052
Stock-based compensation expense	—	—	26,746	—	26,746
Stock options exercised	254	—	4,795	—	4,795
Release of restricted stock units	189	—	—	—	—
Net income	—	—	—	24,351	24,351
BALANCE—June 30, 2024	43,500	$4	$930,054	$(163,114)	$766,944
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation expense	—	—	44,787	—	44,787
Stock options exercised	916	—	8,397	—	8,397
Release of restricted stock units	254	—	—	—	—
Net income	—	—	—	1,143	1,143
BALANCE—June 30, 2023	41,531	$4	$825,746	$(229,345)	$596,405
BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	51,731	—	51,731
Stock options exercised	580	—	8,405	—	8,405
Release of restricted stock units	394	—	—	—	—
Net income	—	—	—	51,307	51,307
BALANCE—June 30, 2024	43,500	$4	$930,054	$(163,114)	$766,944
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$51,307	$1,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,317	3,396
Stock-based compensation expense	51,731	44,787
Gain on sale of capitalized software	—	(100)
Changes in assets and liabilities:
Deferred revenue	42,285	35,203
Accounts receivable	11,253	(6,678)
Deferred cost of revenues	(9,354)	(7,679)
Prepaid expenses and other current assets	(5,035)	(2,916)
Accounts payable	736	1,059
Accrued expenses and other current liabilities	(4,199)	(1,036)
Noncurrent assets and liabilities	2,861	(408)
Net cash provided by operating activities	145,902	66,771
Cash flows from investing activities:
Capitalized software expense and purchases of intangible assets	(6,700)	(3,275)
Purchase of property and equipment	(6,977)	(1,508)
Proceeds from sale of capitalized software	—	100
Net cash used for investing activities	(13,677)	(4,683)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,405	8,397
Net cash provided by financing activities	8,405	8,397
Net increase in cash, cash equivalents and restricted cash	140,630	70,485
Cash, cash equivalents and restricted cash - Beginning of period	750,345	608,180
Cash, cash equivalents and restricted cash - End of period	$890,975	$678,665
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,927	$1,939
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$1,782	$114
Right of use assets obtained in exchange for new operating lease liabilities	$33,039	$—
Right of use assets disposed or adjusted modifying operating leases liabilities	$1,303	$—
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and six months ended June 30, 2024 and 2023. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
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

(In thousands)	June 30, 2024	December 31, 2023
Cash	$96,294	$50,373
Money market funds	791,946	697,237
Total	$888,240	$747,610
The Money market funds are considered Level 1 financial assets. Level 1 financial assets use inputs that are the unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Advertising Costs— Advertising costs were approximately $13,448 and $27,468 for the three and six months ended June 30, 2024, and $12,206 and $23,299 for the three and six months ended June 30, 2023, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The majority of our revenue comes through our subscriptions and advertising streams, and payments are made to Duolingo through service providers. Two service providers, Apple and Google accounted for 70.0% and 15.3% of total Accounts receivable as of June 30, 2024, respectively. Three service providers, Apple, Google, and Stripe accounted for 65.2%, 20.7%, and 10.7% of total Accounts receivable as of December 31, 2023, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and six months ended June 30, 2024 and 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Subscription	$143,909	$95,158	$275,597	$181,343
Other (1)	34,418	31,681	70,283	61,157
Total revenues	$178,327	$126,839	$345,880	$242,500
________________
(1) Other revenue is comprised of the below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Advertising	$13,258	$13,061	$26,210	$24,696
Duolingo English Test	10,698	9,809	23,453	19,781
In-App Purchases	10,176	8,675	20,100	16,527
Other	286	136	520	153
Total other revenue	$34,418	$31,681	$70,283	$61,157

Three service providers, Apple, Google and Stripe, processed 60.7%, 23.7%, and 11.2%, and 60.0%, 23.7%, and 12.0% of total Revenues for the three and six months ended June 30, 2024, respectively. Three services providers, Apple, Google, and Stripe processed 58.2%, 26.1%, and 11.9%, and 57.7%, 26.2% and 11.9% of total Revenues for the three and six months ended June 30, 2023, respectively.

Changes in deferred revenues were as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Beginning balance—January 1	$249,192	$157,550
Amount from beginning balance recognized into revenue	(176,854)	(112,514)
Recognition of deferred revenue	(121,625)	(88,507)
Deferral of revenue	340,764	236,224
Ending balance—June 30	$291,477	$192,753
4.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of June 30, 2024 and December 31, 2023:

(In thousands)	2024	2023
Leasehold improvements	$25,933	$18,191
Furniture, fixtures and equipment	6,886	5,869
Total property and equipment	32,819	24,060
Less: accumulated depreciation	(14,476)	(12,268)
Total property and equipment, net	$18,343	$11,792
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Research and development	$500	$409	$940	$816
Sales and marketing	59	45	111	93
General and administrative	582	557	1,157	1,111
Total	$1,141	$1,011	$2,208	$2,020

5.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following as of June 30, 2024 and December 31, 2023:

(In thousands)	2024	2023
Capitalized software	$33,595	$26,895
Other intangible assets	117	117
Total intangible assets	33,712	27,012
Less: accumulated amortization	(13,126)	(11,017)
Intangible assets, net	$20,586	$15,995
The Company capitalized $6,700 and $3,176 of software development costs, with the majority of the costs being employee wages, during the six months ended June 30, 2024 and 2023, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$944	$402	$1,792	$805
Sales and marketing	158	221	317	571
Total	$1,102	$623	$2,109	$1,376

The estimated future amortization expense of capitalized software with definite lives as of June 30, 2024 was as follows:

(In thousands)	Amortization Expense
Remainder of 2024	$3,813
2025	7,677
2026	6,182
2027	2,797
2028 (1)	—
Total estimated future amortization expense	$20,469
________________
(1)All capitalized software is expected to be fully amortized by December 31, 2028, therefore there is no estimated amortization for the year 2029.

Goodwill was $4,050 at June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, $3,578 and $3,713 of goodwill is deductible for tax purposes, respectively.
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
In lieu of a security deposit, the Company is has provided an irrevocable stand-by letter of credit to the Sub-Sublandlord. This letter of credit acts as security for the faithful performance by the Company of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the unaudited condensed consolidated balance sheets and totaled $2,735 as of June 30, 2024 and December 31, 2023.

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
In May 2024, the Company signed a lease with Beijing Hengshi Huarong Holding Co., Ltd. for 16,314 square feet of office space in Beijing, China. The term of the lease is 39 months beginning on May 20, 2024 and expiring on July 15, 2027.
The following represents the components of lease cost for the three and six months ended June 30, 2024 and 2023 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,706	$1,860	$5,696	$3,721
Short term lease cost	14	19	22	22
Variable lease cost	105	127	252	160
Total lease cost	$2,825	$2,006	$5,970	$3,903

Cash paid for amounts included in the measurement of lease liabilities	$1,606	$1,698	$3,645	$3,447
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,681	$—	$33,039	$—
Right of use assets disposed or adjusted, modifying operating leases liabilities	$—	$774	$1,303	$1,397
Gain from termination of leases	$—	$—	$8	$—

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term	10 years	9 years
Weighted-average discount rate	7.14%	6.53%
Sublease income was immaterial for the three and six months ended June 30, 2024 and 2023.
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024:

Fiscal year
Remainder of 2024	$2,026
2025	4,189
2026	9,579
2027	9,507
2028	9,299
Thereafter	48,482
Total undiscounted lease payments	$83,082
Present value adjustment	(25,851)
Operating lease liabilities	$57,231
Current lease liabilities of $2,456 and $3,944 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $54,775 and $21,094 are presented within Long-term obligation under operating leases on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 and the Audited Consolidated Balance Sheet as of December 31, 2023, respectively.
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
The Company’s PAETR differs from the U.S. federal statutory rate of 21.0% during the three and six months ended June 30, 2024 and 2023 primarily due to the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	2024	2023
Income (loss) before income taxes	$28,714	$2,410	$54,565	$(288)
Provision (benefit) for income taxes	4,363	(1,315)	$3,258	$(1,431)
Effective tax rate	15.2%	(54.6)%	6.0%	496.9%
For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $4,363 and $3,258, respectively. For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $1,315 and $1,431, respectively.
For both of the periods ending June 30, 2024 and June 30, 2023, the Company has recognized a year-to-date discrete tax benefit attributable to the excess tax benefits of stock-based compensation activity. For 2024, however, there was tax expense on pretax operating activities which more than offset the discrete benefit, resulting in an overall year-to-date tax expense position.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income to fully utilize these assets. As of June 30,

2024, the Company continues to maintain a full allowance against its U.S. federal and state net deferred tax assets.
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
A summary of stock option activity under the Plans was as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2024	2,985	$16.04	5.60	$629,865
Granted (1)	—
Exercised	(580)	14.48
Forfeited and expired (2)	—	19.40
Options outstanding at June 30, 2024	2,405	$16.42	5.16	$462,801
Options exercisable at June 30, 2024	2,375	$16.21	5.15	$457,011
________________
(1) There were no stock options granted during the three and six months ended June 30, 2024.
(2) There was a nominal amount of forfeitures and expirations during the six months ended June 30, 2024.

The total intrinsic value of options exercised was approximately $110,042 and $106,750 for the periods ended June 30, 2024 and 2023, respectively.

A summary of RSU activity under the Plans was as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2024	2,027	$106.32
Granted	458	178.83
Released	(394)	97.59
Forfeited	(67)	113.90
Outstanding at June 30, 2024	2,024	$124.17
As of June 30, 2024, there was approximately $285 of unrecognized stock-based compensation expense related to stock options granted under the plans with a weighted-average period of approximately 5 months. The amount of unrecognized stock-based compensation expense for RSUs as of June 30, 2024 was $235,245 with a weighted-average period of approximately three years. Total unrecognized compensation expense as of June 30, 2024 was $235,530.
There were 9,013 shares available for grant at June 30, 2024.
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

Tranche	Company Stock Price Hurdle	Number of RSUs Eligible to Vest
1 (1)	$127.50	90
2 (1)	$153.00	90
3 (2)	$178.50	90
4 (3)	$204.00	180
5	$255.00	180
6	$306.00	180
7	$357.00	180
8	$408.00	180
9	$612.00	270
10	$816.00	360

________________
(1) Stock price hurdle for the tranche was achieved in 2021, the service condition satisfied in 2022, and shares were released to CEO and CTO on August 14, 2023

(2) Stock price hurdle and the service condition for the tranche was achieved as of November 22, 2023; the shares will be released after the one-year holding requirement has been satisfied

(3) Stock price hurdle and the service condition for the tranche was achieved as of December 26, 2023; the shares will be released after the one-year holding requirement has been satisfied

The Company estimated the grant date fair value of the Founder Awards using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The weighted-average grant date fair value of the Founder Awards was estimated to be $61.56 per share and the Company estimates that it will recognize total stock-based compensation expense of approximately $110,817 over the derived service period of each of the ten separate tranches which is between 3.58 – 5.92 years. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved.
The Company recognized $5,557 and $11,097 of stock-based compensation expense related to performance-based RSUs for the three and six months ended June 30, 2024, and $7,094 and $14,234 for the three and six months ended June 30, 2023, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. As of June 30, 2024, there is $25,638 of unrecognized stock-based compensation expense related to these awards.
Total stock-based compensation expense was $26,746 and $51,731 for the three and six months ended June 30, 2024, and $23,714 and $44,787 for the three and six months ended June 30, 2023, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$18	$14	$34	$25
Research and development	14,095	10,978	27,101	20,324
Sales and marketing	1,198	969	2,252	1,748
General and administrative	11,435	11,753	22,344	22,690
Total	$26,746	$23,714	$51,731	$44,787
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three and six months ended June 30, 2024 and 2023.
9.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.

Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and six months ended June 30, 2024 and 2023.
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
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,705 and $1,473 during the three months ended June 30, 2024 and 2023, respectively, and $3,288 and $2,870 during the six months ended June 30, 2024 and 2023, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and six months ended June 30, 2024 or 2023.
11.    EARNINGS PER SHARE
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.
Basic net income per share attributable to common stockholders is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net income per share attributable to common stockholders is calculated by giving effect to all potential dilutive common stock equivalents outstanding for the period. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 20 votes per share. Each share of Class B common stock is convertible into a share of Class A common stock voluntarily at any time by the holder, and automatically upon certain events. The Class A common stock has no conversion rights. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to Class A and Class B common stockholders	$24,351	$3,725	$51,307	$1,143
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic and diluted	43,260	41,222	43,020	40,921
Effect of dilutive securities
Founder awards where performance has been met	270	180	270	180
Dilutive effect of stock options outstanding (1)	2,216	3,097	2,216	3,097
RSUs outstanding	2,024	2,373	2,024	2,373
Denominator for dilutive net income per common share - weighted-average shares	47,770	46,872	47,530	46,571
Basic income per common share	$0.56	$0.09	$1.19	$0.03
Diluted income per common share	$0.51	$0.08	$1.08	$0.02
________________
(1) The Company had 2.4 million options outstanding as of June 30, 2024. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

12.    SUBSEQUENT EVENTS
During July of 2024, the Company completed two acquisitions for a total purchase price of $7,500, which included cash of $6,600 and contingent consideration of $900. At the time of this filing, the Company is currently in the process of completing the preliminary purchase price allocation, which will be included in the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2024.
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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 100 million monthly active users for the three months ended June 30, 2024. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended June 30,
(In millions)	2024	2023
Operating Metrics
Monthly active users (MAUs)	103.6	74.1
Daily active users (DAUs)	34.1	21.4
Paid subscribers (at period end)	8.0	5.2

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating Metrics
Subscription bookings	$156,484	$106,254	$317,950	$216,376
Total bookings	$190,092	$137,539	$387,544	$277,593

Non-GAAP Financial Measures
Net income (GAAP)	$24,351	$3,725	$51,307	$1,143
Adjusted EBITDA	$48,117	$20,871	$92,122	$35,982
Net cash provided by operating activities (GAAP)	$62,388	$37,167	$145,902	$66,771
Free cash flow	$54,867	$34,340	$134,488	$63,132
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended June 30, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 103.6 million and 74.1 million MAUs for the three months ended June 30, 2024 and 2023, respectively, representing an increase of 40% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our Duolingo App.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended June 30, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 34.1 million and 21.4 million DAUs for the three months ended June 30, 2024 and 2023, respectively, representing an increase of 59% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 32.9% from 28.9% a year ago. We grew DAUs through many of the same product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of June 30, 2024 and 2023, we had approximately 8.0 million and 5.2 million paid subscribers, respectively, representing an increase of 52% from the prior year period. We grew paid subscribers through product initiatives designed to make Duolingo subscription offerings more appealing, which we believe helped us attract new subscribers and retain existing subscribers.
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
For the three months ended June 30, 2024 and 2023, we generated $156.5 million and $106.3 million of subscription bookings, respectively, representing an increase of 47% from the prior year period. For the six months ended June 30, 2024 and 2023, we generated $318.0 million and $216.4 million of subscription bookings, respectively, representing an increase of 47% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended June 30, 2024 and 2023, we generated $190.1 million and $137.5 million total bookings, respectively, representing an increase of 38% from the prior year period. For the six months ended June 30, 2024 and 2023, we generated $387.5 million and $277.6 million total bookings, respectively, representing an increase of 40% from the prior year period. We grew total bookings through growth in subscription bookings noted above, in addition to growth in the Duolingo English Test, advertising and in-app purchases.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our Unaudited Condensed Consolidated Financial Statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA, free cash flow and constant currency. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA, free cash flow and constant currency provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, transaction costs related to acquisitions, acquisition earn-out costs, and gain on sale of capitalized software. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$24,351	$3,725	$51,307	$1,143
Add (deduct):
Interest income	(10,721)	(7,543)	(20,754)	(13,182)
Provision (benefit) for income taxes	4,363	(1,315)	3,258	(1,431)
Depreciation and amortization	2,243	1,634	4,317	3,396
Stock-based compensation expenses related to equity awards (1)	27,544	24,258	53,657	45,931
Acquisition transaction costs (2)	337	—	337	—
Acquisition earn-out costs (3)	—	112	—	225
Gain on sale of capitalized software (4)	—	—	—	(100)
Adjusted EBITDA	$48,117	$20,871	$92,122	$35,982
________________
(1)In addition to stock-based compensation expense of $26.7 million and $23.7 million for the three months ended June 30, 2024 and 2023, respectively, and $51.7 million and $44.8 million for the six months ended June 30, 2024 and 2023, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Research and development	$376	$341	$912	$581
Sales and marketing	24	26	53	40
General and administrative	398	177	961	523
Total	$798	$544	$1,926	$1,144

(2)Represents costs incurred related to acquisitions, including integration costs, which are included in General and administration expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)Represents costs incurred related to the earn-out payment on an acquisition, which is included within General and administrative within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(4)Represents proceeds from a sale of capitalized software, which is included within Other expense, net of other income within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended June 30, 2024 and 2023, we generated net income of $24.4 million and $3.7 million, respectively. For the six months ended June 30, 2024 and 2023, we generated net income of $51.3 million and $1.1 million, respectively. The increase in net income as compared to the comparative period was due to a combination of our growth in revenue and interest income in addition to a reduction in operating expenses as a percentage of revenue as compared to the prior year period.
For the three months ended June 30, 2024 and 2023, we generated Adjusted EBITDA of $48.1 million and $20.9 million, respectively. For the six months ended June 30, 2024 and 2023, we generated Adjusted EBITDA of $92.1 million and $36.0 million, respectively. Adjusted EBITDA increased due to a combination of our growth in revenue and a reduction in operating expenses as a percentage of revenue as compared to the prior year periods.

Free Cash Flow. Free cash flow represents net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment and increased by taxes paid related to stock-based compensation equity awards and transaction costs related to acquisitions as we believe they are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$62,388	$37,167	$145,902	$66,771
Less: Capitalized software development costs and purchases of intangible assets	(3,093)	(2,544)	(6,700)	(3,275)
Less: Purchases of property and equipment	(5,563)	(827)	(6,977)	(1,508)
Plus: Taxes paid related to stock-based compensation equity awards	798	544	1,926	1,144
Plus: Acquisition transaction costs (1)	337	—	337	—
Free cash flow	$54,867	$34,340	$134,488	$63,132
________________
(1)Represents costs incurred related to acquisitions, including integration costs.

For the three months ended June 30, 2024 and 2023, we generated $62.4 million and $37.2 million of net cash provided by operating activities, respectively, which was mainly due to our generation of positive net income as discussed under the heading Adjusted EBITDA above. For the six months ended June 30, 2024 and 2023, we generated $145.9 million and $66.8 million of net cash provided by operating activities, respectively. In addition to the generation of positive net income, timing of amounts received from our payment service providers in the current period as compared to the same period in the prior year caused the increase in net cash provided by operating activities for the six months ended June 30, 2024 and 2023.
For the three months ended June 30, 2024 and 2023, we generated $54.9 million and $34.3 million of free cash flow, respectively. For the six months ended June 30, 2024 and 2023, we generated $134.5 million and $63.1 million of free cash flow, respectively. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total revenues were $178.3 million for the three months ended June 30, 2024, which represents an increase of 41% on a reported basis and 42% on a constant currency basis over the three months ended June 30, 2023. Subscription revenues totaled $143.9 million for the three months ended June 30, 2024, which represented an increase of 51% on a reported basis and 52% on a constant currency basis over the three months ended June 30, 2023.

Total revenues were $345.9 million for the six months ended June 30, 2024, which represents an increase of 43% (on both a reported and constant currency basis) over the six months ended June 30, 2023. Subscription revenues totaled $275.6 million for the six months ended June 30, 2024, which represented an increase of 52% on a reported basis and 53% on a constant currency basis over the six months ended June 30, 2023.
Components of Our Results of Operations
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual, with the family plan offered as an annual subscription. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test.
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels in addition to hosting fees. To a much lesser extent, cost of revenues includes customer support costs, such as contractor fees, wages and stock-based compensation for certain employees working in customer support, in addition to amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
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
Research and Development. We invest heavily in research and development to create new products and product features that help us grow our user base, engage our users, monetize our users, and teach our users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications during the preliminary product development stage. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design and required testing of our platform. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We typically capitalize a small portion of research and development costs once the product has reached application development phase, mostly consisting of wages, each period into capitalized software when the work is specific to launching a new product, or making major upgrades to our existing products or platforms. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products and product improvements may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast. We expect research and development to continue to be our largest operating expense, but expect that it will decline as a percentage of revenues over the long-term.
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
General and Administrative. General and administrative expenses primarily consist of employee-related compensation, including stock-based compensation, for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expenses also include certain professional services fees, general corporate and director and officer insurance, our facilities costs, public company costs to comply with the rules and regulations of the Securities and Exchange Commission (“SEC”) and the Listing Rules of the Nasdaq Global Select Market, and other general overhead costs that support our operations. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenues as our revenues grow faster than these expenses over the long-term.
Interest Income
Interest income consists of income earned on our money market funds included in cash and cash equivalents and on our marketable securities.
Other expense, net of other income
Other expense, net of other income consists primarily of foreign currency exchange gains and losses.
Provision (benefit) for income taxes
The provision (benefit) for income taxes represents the income tax provision (benefit) associated with our operations based on the tax laws of the jurisdictions in which we operate. In addition to the U.S., we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
Comparison of the three and six months ended June 30, 2024 and 2023
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Revenues	$178,327	$126,839	41%	$345,880	$242,500	43%
Cost of revenues (1) (2)	47,349	33,788	40	92,540	65,280	42
Gross profit	130,978	93,051	41	253,340	177,220	43
Operating expenses:
Research and development (1) (2)	55,147	47,947	15	106,025	93,791	13
Sales and marketing (1) (2)	20,174	17,734	14	40,105	34,335	17
General and administrative (1) (2)	36,957	32,235	15	72,071	62,478	15
Total operating expenses	112,278	97,916	15	218,201	190,604	14
Income (loss) from operations	18,700	(4,865)	nm	35,139	(13,384)	nm
Other expense, net of other income	(707)	(268)	>100	(1,328)	(86)	>100
Income (loss) before interest income and income taxes	17,993	(5,133)	nm	33,811	(13,470)	nm
Interest income	10,721	7,543	42	20,754	13,182	57
Income (loss) before income taxes	28,714	2,410	>100	54,565	(288)	nm
Provision (benefit) for income taxes	4,363	(1,315)	nm	3,258	(1,431)	nm
Net income and comprehensive income	$24,351	$3,725	>100	$51,307	$1,143	>100
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$18	$14	$34	$25
Research and development	14,095	10,978	27,101	20,324
Sales and marketing	1,198	969	2,252	1,748
General and administrative	11,435	11,753	22,344	22,690
Total	$26,746	$23,714	$51,731	$44,787

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues (a)	$944	$402	$1,792	$805
Research and development	500	409	940	816
Sales and marketing (a)	217	266	428	664
General and administrative	582	557	1,157	1,111
Total	$2,243	$1,634	$4,317	$3,396
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	100%	100%	100%	100%
Cost of revenues	27	27	27	27
Gross profit	73	73	73	73
Operating expenses:
Research and development	31	38	31	39
Sales and marketing	11	14	12	14
General and administrative	21	25	21	26
Total operating expenses	63	77	63	79
Income (loss) from operations	10	(4)	10	(6)
Other expense, net of other income	—	—	—	—
Income (loss) before interest income and income taxes	10	(4)	10	(6)
Interest income	6	6	6	5
Income (loss) before income taxes	16	2	16	—
Provision (benefit) for income taxes	2	(1)	1	(1)
Net income and comprehensive income	14%	3%	15%	—%
Revenues
Revenues increased $51.5 million, or 41%, to $178.3 million during the three months ended June 30, 2024, from revenues of $126.8 million during the three months ended June 30, 2023. Revenues increased $103.4 million, or 43%, to $345.9 million during the six months ended June 30, 2024, from revenues of $242.5 million during the six months ended June 30, 2023. The main drivers of the increase were:
•Subscription revenue increased $48.8 million, or 51%, to $143.9 million during the three months ended June 30, 2024, and $94.3 million, or 52%, to $275.6 million during the six months ended June 30, 2024, primarily due to an increase in the average number of paid subscribers during the period;

•Other revenue increased by $2.7 million, or 9%, to $34.4 million during the three months ended June 30, 2024, primarily due to increased In-App Purchases of $1.5 million which was driven by the increase in DAU.
•Other revenue increased by $9.1 million, or 15%, to $70.3 million during the six months ended June 30, 2024, due to increased Duolingo English Test revenue of $3.7 million. The increase was mainly driven by increases in the average revenue per test. Additionally, In-App Purchases revenue increased by $3.6 million primarily driven by the increase in DAUs and Advertising revenue increased by $1.5 million driven by the increase in DAUs, which resulted in increased advertisements served, offset by decreases in average revenue per DAU.
The following table provides the changes in revenues by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Subscription	$143,909	$95,158	$48,751	51%	$275,597	$181,343	$94,254	52%
Other (1)	34,418	31,681	2,737	9	70,283	61,157	9,126	15
Total revenues	$178,327	$126,839	$51,488	41%	$345,880	$242,500	$103,380	43%
________________
(1) Other revenue is comprised mainly of Advertising, Duolingo English Test, and In-App Purchases.

Cost of Revenues and Gross Margin. Total gross margin was 73.4% during both the three months ended June 30, 2024 and 2023. This was primarily due to higher subscription gross margin contribution from an increase in subscriber revenue as a percentage of total revenue, offset by a decline in Advertising margins, which was due to decreases in average revenue per DAU.
Total gross margin increased slightly to 73.2% from 73.1% during the six months ended June 30, 2024 and 2023. This was primarily due to higher subscription gross margin contribution from an increase in subscriber revenue as a percentage of total revenue, partially offset by a decline in Advertising margins, which was due to decreases in average revenue per DAU.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023		Change	% Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$47,349	73.4%	$33,788	73.4%	$92,540	73.2%	$65,280	73.1%	$27,260	0.1%
Operating Expenses
Research and Development. Research and development expense increased by $7.2 million, or 15%, to $55.1 million during the three months ended June 30, 2024 from $47.9 million during the three months ended June 30, 2023. The increase was mainly due to:
•Increased net personnel costs of $7.9 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $8.2 million, of which $3.2 million of the increase was related to stock-based compensation expense. This increase was reduced by $0.3 million of wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and other costs of $1.1 million.

The above increases were partially offset by a decrease in net contractor costs of $1.8 million.
Research and development expense increased by $12.2 million, or 13%, to $106.0 million during the six months ended June 30, 2024 from $93.8 million during the six months ended June 30, 2023. The increase was mainly due to:
•Increased net personnel costs of $13.5 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $16.5 million, of which $7.1 million of the increase was related to stock-based compensation expense. This increase was reduced by $3.0 million of wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and technology costs of $1.4 million; and
•Increased travel and other costs of $0.5 million.
The above increases were partially offset by a decrease in net contractor costs of $3.2 million.
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
Sales and Marketing. Sales and marketing expense increased by $2.4 million, or 14%, to $20.2 million during the three months ended June 30, 2024 from $17.7 million during the three months ended June 30, 2023.
This increase was mainly due to:
•Increased direct marketing and other expenses of $1.5 million; and
•Increased personnel costs of $0.9 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.2 million.
Sales and marketing expense increased by $5.8 million, or 17%, to $40.1 million during the six months ended June 30, 2024 from $34.3 million during the six months ended June 30, 2023.
This increase was mainly due to:
•Increased direct marketing and other expenses of $4.4 million; and
•Increased personnel costs of $1.4 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.5 million.
Direct marketing spend and other marketing expenses as a percentage of revenue decreased as a result of applying learnings from past years, which enabled us to leverage marketing expenses more efficiently.
General and Administrative. General and administrative expense increased by $4.7 million, or 15%, to $37.0 million during the three months ended June 30, 2024 from $32.2 million during the three months ended June 30, 2023. This increase was mainly due to:
•Increased gross personnel costs of $1.4 million, offset by decreased stock-based compensation expense of $0.1 million;
•Increased travel and meals expenses of $1.1 million;
•Increased web services and technology costs of $1.0 million;

•Increased facility-related costs of $0.8 million; and
•Increased other costs of $0.8 million.
The above increases were partially offset by decreases in insurance costs and other costs of $0.3 million.
General and administrative expense increased by $9.6 million, or 15%, to $72.1 million during the six months ended June 30, 2024 from $62.5 million during the six months ended June 30, 2023. This increase was mainly due to:
•Increased personnel costs of $3.1 million, including increased stock-based compensation expense of $0.1 million;
•Increased facility-related costs of $2.1 million;
•Increased web services and technology costs of $1.6 million;
•Increased travel and meals expenses of $1.5 million;
•Increased professional fees of $1.2 million; and
•Increased other expenses of $0.8 million.
The above increases were partially offset by decreases in insurance costs and other costs of $0.7 million.
Interest Income
Interest income increased by $3.2 million, or 42%, to $10.7 million during the three months ended June 30, 2024, from $7.5 million during the three months ended June 30, 2023. Interest income increased by $7.6 million, or 57%, to $20.8 million during the six months ended June 30, 2024, from $13.2 million during the six months ended June 30, 2023. Both period increases were due to an increase in interest rates earned on our money market funds and higher average balances.
Other expense, net of other income
Other expense, net of other income decreased by $0.4 million, during the three months ended June 30, 2024, and $1.2 million, during the six months ended June 30, 2024, mainly from the impact from changes in foreign currency rates.
Provision (benefit) for income taxes
For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $4.4 million and $3.3 million, respectively. For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $1.3 million and $1.4 million, respectively. For both of the periods ending June 30, 2024 and June 30, 2023, the Company has recognized a year-to-date discrete tax benefit attributable to the excess tax benefits of stock-based compensation activity. For 2024, however, there was tax expense on pretax operating activities which more than offset the discrete benefit, resulting in the an overall year-to-date tax expense position.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.

As of June 30, 2024, we had $888.2 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. government treasury and agency securities.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2024, we had deferred revenues of $291.5 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$145,902	$66,771
Net cash used for investing activities	(13,677)	(4,683)
Net cash provided by financing activities	8,405	8,397
Net increase in cash, cash equivalents and restricted cash	$140,630	$70,485
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $79.1 million, or 119%, to $145.9 million for the six months ended June 30, 2024 from $66.8 million for the six months ended June 30, 2023. This increase was mainly due to generation of net income during the current period and the timing of amounts received from our payment service providers in the current period as compared to the same period in the prior year.
Investing Activities
Cash used for investing activities increased by $9.0 million, or 192%, to $13.7 million for the six months ended June 30, 2024, from $4.7 million for the six months ended June 30, 2023. The increase was due to the increases in costs from capitalization of software development and purchases of property and equipment as compared to the prior period.

Financing Activities
Cash provided by financing activities was $8.4 million for both the six months ended June 30, 2024 and 2023 and was related to proceeds from exercises of stock options.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2024, we had $791.9 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to June 30, 2024, our headcount grew from approximately 140 employees to approximately 720 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with our growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. We depend on Apple and Google approving our mobile applications to be distributed on their respective platforms. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of June 30, 2024 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the payments we receive from transactions processed through in-app payment systems. In the six months ended June 30, 2024, we derived 60% of our revenue and 62% of our total bookings from the Apple App Store, and 20% of our revenue and 20% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. Any interruption, even temporary, in their distribution platforms or ability to accept customer payments, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. During the three and six months ended June 30, 2024, approximately 7.6% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three and six months ended June 30, 2024 and 2023, our Sales and marketing expenses were $40.1 million and $34.3 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2021 and 2022, we expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control (for example potential U.S. governmental restrictions on the TikTok platform). Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
The success of the Duolingo English Test, from which we derived approximately 6.8% of our total revenue for the year ended June 30, 2024, depends in part upon the continued recognition and acceptance by schools, governments, and other institutions of technology-based assessment, such as the Duolingo English Test, and upon the continued utilization of assessment in general. As a result of the COVID-19 pandemic, in 2020, a number of universities waived standardized test requirements for admissions requirements and some universities plan to phase out requirements for standardized testing altogether. In addition, some have questioned the validity of language assessments taken online. If schools, governments, and other institutions reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations.
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
As the regulatory framework for machine learning technology and AI evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for machine learning, AI and automated decision making technologies is rapidly evolving, and we may not always be able to anticipate how to respond to these laws or regulations. New laws regulating AI have been enacted in the U.S. and China and are entering into force in the EU in the first half of August of 2024 (as described below), and it is possible that new laws and regulations will be adopted in other jurisdictions, for example, the UK government announced on July 17, 2024 that it would introduce legislation to regulate artificial intelligence.. In the U.S., the October 30, 2023 Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence (the “Order”) has established certain new standards for the training, testing and cybersecurity of sophisticated AI models, and the Order has also instructed other federal agencies to promulgate additional regulations within certain timeframes from the date of the Order. Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI technologies. Federal AI legislation has also been introduced in the U.S. Senate. Such additional regulations may impact our ability to develop, use and commercialize AI and machine learning technologies in the future. There have also been laws that are being considered at the state level that would impact the use and development of AI technologies, such as the Safe and Secure Innovation for Frontier Artificial Intelligence Models Act in California. Additionally, it is possible that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms, online testing business and data analytics and the way in which we use AI and machine learning technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
For example, in Europe, the EU Artificial Intelligence Act (“EU AI Act”), which establishes a risk-based governance framework for AI in the EU market, enters into force on August 1, 2024, and the majority of the substantive requirements will apply two years later. This framework will categorize AI applications into risk categories such as “unacceptable”, “high”, “limited”, and “minimal”. Some of our current or future AI applications may fall within the “high” or “limited” risk categories. AI applications in the “high” risk category are expected to become subject to new ex ante conformity assessments and a range of new requirements, particularly on risk management, testing, technical documentation and robustness, data training and data governance and log recording, transparency, human oversight, and cybersecurity, while AI applications in the “limited” risk category are expected to become subject to new transparency obligations. The EU AI Act also includes specific requirements for general purpose AI and foundational models, such as transparency, training data obligations, and labeling for generative AI systems. Fines for breach extend up to 7% of worldwide annual turnover.
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
The EU AI Act, once in force, and the regulatory framework in China are expected to have a material impact on the way AI is regulated in the EU and in China, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition and operations.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 79.0% of the voting power of our capital stock as of June 30, 2024. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of June 30, 2024, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 79.0% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Further, as of June 30, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 1,450,500 shares of Class A common stock and 954,500 shares of Class B common stock, as well as 2,024,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
As a public company, we incur significant legal, accounting, and other expenses that we did not incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the Listing Rules of the Nasdaq Global Select Market. Stockholder activism and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase our service fees which could result in a reduction in bookings. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
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
Section 404 of the Sarbanes-Oxley Act, requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting, and a report issued by our independent registered public accounting firm on that assessment. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price. Further, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.

(b) Trading Plans
During the three months ended June 30, 2024, the following “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
On May 22, 2024, Matthew Skaruppa, Chief Financial Officer, entered into a 10b5-1 sales plan (the “Skaruppa 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the potential exercise of vested stock options and the associated sale of up to 69,049 shares of the Company’s Class A common stock, (ii) the sale of the net number of shares of Class A common stock underlying 27,503 restricted stock units received after giving effect to the number of shares automatically sold under the Skaruppa 10b5-1 Sales Plan to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (ii) is not determinable) and (iii) the sale of 27,503 shares of Class A common stock shares. The Skaruppa 10b5-1 Sales Plan will remain in effect until the earlier of (1) August 14, 2025, (2) the date on which all trades set forth in the Skaruppa 10b5-1 Sales Plan have been executed, or (3) such time as the Skaruppa 10b5-1 Sales Plan is otherwise terminated according to its terms.
On May 31, 2024, Stephen Chen, General Counsel, entered into a 10b5-1 sales plan (the “Chen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the potential exercise of vested stock options and the associated sale of up to 7,382 shares of the Company’s Class A common stock and, (ii) the sale of the net number of shares of Class A common stock underlying 10,898 restricted stock units received after giving effect to the number of shares automatically sold under the Chen 10b5-1 Sales Plan to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (ii) is not determinable), and (iii) the sale of 14,108 shares of Class A common stock shares. The Chen 10b5-1 Sales Plan will remain in effect until the earlier of (1) August 14, 2025, (2) the date on which all trades set forth in the Chen 10b5-1 Sales Plan have been executed, or (3) such time as the Chen 10b5-1 Sales Plan is otherwise terminated according to its terms.

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

DUOLINGO, INC.

Date: August 7, 2024	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)