Form 10-Q
period 2024-09-30
Duolingo, Inc.
filed 2024-11-07
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of November 5, 2024, 37,897,481 shares of the registrant's Class A common stock were outstanding, and 6,087,077 shares of the registrant's Class B common stock were outstanding.

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
•the success of our investments;
•our ability to accurately predict our quarterly operating results and other operating metrics;
•our ability to accurately measure our user metrics and other operating metrics;
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. While we may elect to update such forward-looking statements at some point in the future, unless required by applicable law, we disclaim any obligation to do so, even if subsequent events cause our views to change.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 78.8% of the voting power of our outstanding capital stock as of September 30, 2024. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$854,409	$747,610
Short-term investments	26,354	—
Accounts receivable	94,215	88,975
Deferred cost of revenues	67,329	53,931
Prepaid expenses and other current assets	16,130	7,282
Total current assets	1,058,437	897,798
Operating lease right-of-use assets	48,624	19,103
Intangible assets, net	21,900	15,995
Long-term investments	55,328	—
Property and equipment, net	19,495	11,792
Goodwill	10,538	4,050
Restricted cash	2,735	2,735
Deferred tax assets, net	835	766
Other assets	1,657	1,718
Total assets	$1,219,549	$953,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$310,603	$249,192
Accounts payable	3,649	2,447
Income tax payable	36	792
Accrued expenses and other current liabilities	27,845	24,931
Total current liabilities	342,133	277,362
Long-term obligation under operating leases	54,651	21,094
Deferred tax liabilities, net	312	—
Total liabilities	397,096	298,456
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 37,857 and 36,311 issued and outstanding at September 30, 2024 and December 31, 2023, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of September 30, 2024 and December 31, 2023; 6,087 and 6,215 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	962,203	869,918
Accumulated deficit	(139,754)	(214,421)
Total stockholders’ equity	822,453	655,501
Total liabilities and stockholders' equity	$1,219,549	$953,957
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$192,594	$137,624	$538,474	$380,124
Cost of revenues	52,180	36,254	144,720	101,534
Gross profit	140,414	101,370	393,754	278,590
Operating expenses:
Research and development	62,878	50,305	168,903	144,096
Sales and marketing	25,574	22,335	65,679	56,670
General and administrative	38,388	33,400	110,459	95,878
Total operating expenses	126,840	106,040	345,041	296,644
Income (loss) from operations	13,574	(4,670)	48,713	(18,054)
Other income (expense), net	569	(1,023)	(759)	(1,109)
Income (loss) before interest income and income taxes	14,143	(5,693)	47,954	(19,163)
Interest income	11,246	8,625	32,000	21,807
Income before income taxes	25,389	2,932	79,954	2,644
Provision (benefit) for income taxes	2,029	125	5,287	(1,306)
Net income and comprehensive income	$23,360	$2,807	$74,667	$3,950
Net income per share attributable to Class A and Class B common stockholders, basic	$0.53	$0.07	$1.73	$0.10
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.49	$0.06	$1.57	$0.09
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—July 1, 2023	41,531	$4	$825,746	$(229,345)	$596,405
Stock-based compensation expense	—	—	25,432	—	25,432
Release of performance stock units	180	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(84)	—	(11,482)	—	(11,482)
Stock options exercised	152	—	1,657	—	1,657
Release of restricted stock units	193	—	—	—	—
Net income	—	—	—	2,807	2,807
BALANCE—September 30, 2023	41,972	$4	$841,353	$(226,538)	$614,819
BALANCE—July 1, 2024	43,500	$4	$930,054	$(163,114)	$766,944
Stock-based compensation expense	—	—	28,959	—	28,959
Stock options exercised	222	—	3,190	—	3,190
Release of restricted stock units	222	—	—	—	—
Net income	—	—	—	23,360	23,360
BALANCE—September 30, 2024	43,944	$4	$962,203	$(139,754)	$822,453
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation expense	—	—	70,219	—	70,219
Release of performance stock units	180	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(84)	—	(11,482)	—	(11,482)
Stock options exercised	1,068	—	10,054	—	10,054
Release of restricted stock units	447	—	—	—	—
Net income	—	—	—	3,950	3,950
BALANCE—September 30, 2023	41,972	$4	$841,353	$(226,538)	$614,819
BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	80,690	—	80,690
Stock options exercised	802	—	11,595	—	11,595
Release of restricted stock units	616	—	—	—	—
Net income	—	—	—	74,667	74,667
BALANCE—September 30, 2024	43,944	$4	$962,203	$(139,754)	$822,453
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$74,667	$3,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,193	5,053
Stock-based compensation expense	80,690	70,219
Accretion on marketable securities, net	(12)	—
Gain on sale of capitalized software	—	(100)
Loss on disposal of leasehold improvements	—	417
Changes in assets and liabilities:
Deferred revenue	61,411	51,338
Accounts receivable	(5,209)	(14,983)
Deferred cost of revenues	(13,398)	(11,083)
Prepaid expenses and other current assets	(8,842)	(2,299)
Accounts payable	522	1,403
Accrued expenses and other current liabilities	1,351	185
Noncurrent assets and liabilities	3,796	321
Net cash provided by operating activities	202,169	104,421
Cash flows from investing activities:
Purchases of investments	(81,670)	—
Capitalized software expense and purchases of intangible assets	(8,545)	(7,269)
Purchase of property and equipment	(10,155)	(2,267)
Proceeds from sale of capitalized software	—	100
Acquisition of companies, net of $5 cash acquired	(6,595)	—
Net cash used for investing activities	(106,965)	(9,436)
Cash flows from financing activities:
Proceeds from exercise of stock options	11,595	10,054
Taxes paid related to net-share settlement of share-based compensation awards	—	(11,482)
Net cash provided by (used for) financing activities	11,595	(1,428)
Net increase in cash, cash equivalents and restricted cash	106,799	93,557
Cash, cash equivalents and restricted cash - Beginning of period	750,345	608,180
Cash, cash equivalents and restricted cash - End of period	$857,144	$701,737
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,797	$2,195
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$1,094	$242
Right of use assets obtained in exchange for new operating lease liabilities	$33,039	$—
Right of use assets disposed or adjusted modifying operating leases liabilities	$1,303	$—
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and nine months ended September 30, 2024 and 2023. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We applied the accounting policies consistently with the policies used in the preparation of the Annual Report on Form 10-K in preparing these Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K and filed with the SEC.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles—The Unaudited Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with GAAP.
Use of Estimates—The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and accompanying notes. Significant estimates and assumptions reflected in the Unaudited Condensed Consolidated Financial Statements include, but are not limited to, useful lives of property and equipment and intangible assets, valuation of deferred tax assets and liabilities, stock-based compensation, common stock valuation, operating lease right-of-use assets and liabilities, capitalization of internally developed software and associated useful lives, contingent liabilities, fair value of investments and valuation of goodwill and intangible assets from acquisitions. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s Unaudited Condensed Consolidated Financial Statements will be affected.
Cash and Cash Equivalents —Cash consists primarily of cash on hand and bank deposits. Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are stated at cost, which approximates fair value. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times.
Investments —Investments consist primarily of corporate debt securities and U.S. Treasury securities. Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company’s investments are classified as held-to-maturity at the time of purchase, and such classifications are reevaluated as of each balance sheet date. All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at amortized cost. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
We perform periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold or mature prior to a full recovery of their cost basis. Other-than-temporary fair value impairments, if any, are determined based on the specific identification method and are reported in Other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Acquisitions—The Company uses the acquisition method of accounting for business combination transactions, and, accordingly, recognizes the fair values of assets acquired and liabilities assumed in the Company’s Unaudited Condensed Consolidated Financial Statements. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs related to the acquisition of the acquired company are expensed as incurred. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date. The Unaudited Condensed Consolidated Financial Statements include the results of operations of any acquired company since the acquisition date.
Advertising Costs— Advertising costs were approximately $18,149 and $45,617 for the three and nine months ended September 30, 2024, and $16,229 and $39,528 for the three and nine months ended September 30, 2023, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The majority of revenue comes through the subscriptions and advertising streams, and payments are made to Duolingo through service providers. Two service providers, Apple and Google, accounted for 69.7% and 15.0% of total Accounts receivable as of September 30, 2024, respectively. Three service providers, Apple, Google, and Stripe accounted for 65.2%, 20.7%, and 10.7% of total Accounts receivable as of December 31, 2023, respectively.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and nine months ended September 30, 2024 and 2023.
Allowance for Credit Losses—The Company evaluates its cash equivalents, accounts receivable and held-to-maturity marketable securities financial assets for expected credit losses. Expected credit losses represent the portion of the amortized cost basis of a financial asset that an entity does not expect to collect. An allowance for expected credit losses is meant to reflect a risk of loss even if remote, irrespective of the expectation of collection from a particular issuer or debt security. The Company has not historically experienced any credit losses on any of its financial assets.
With respect to cash equivalents and accounts receivable, given consideration of their short maturity, lack of historical losses and the current environment, the Company concluded there is generally no expected credit losses for these financial assets. With respect to held-to-maturity marketable securities which are comprised of debt securities, the Company evaluates expected credit losses on a pooled basis based on issuer-type which have similar credit risk characteristics. The allowance for credit losses is immaterial for all periods presented.
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
3.    FAIR VALUE
The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures. The carrying values of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses are deemed to be reasonable estimates of their fair values because of their short-term nature.
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring and non-recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1—Observable inputs such as quoted prices in active markets for identical investments that the Company has the ability to access.
Level 2—Inputs include:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs, other than quoted prices in active markets, which are observable either directly or indirectly;
•Inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.
Level 3—Unobservable inputs in which there is little or no market activity for the asset or liability, which require the reporting entity to develop its own estimates and assumptions relating to the pricing of the asset or liability including assumptions regarding risk.
The following table presents amortized cost, gross unrealized gains and losses, fair value by major security type and balance sheet classification as of September 30, 2024 and December 31, 2023:

As of September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$63,300	$63,300	$—	$—

Level 1
Commercial paper	$2,936	$—	$—	$2,936	$—	$2,936	$—
Money market funds	791,109	—	—	791,109	791,109	—	—
Subtotal	$794,045	$—	$—	$794,045	$791,109	$2,936	$—

Level 2
Corporate debt securities	$65,901	$—	$(75)	$65,826	$—	$11,573	$54,328
U.S. Treasury securities	11,845	—	(1)	11,844	—	11,845
Subtotal	$77,746	$—	$(76)	$77,670	$—	$23,418	$54,328

Level 3
Investment in SAFE	$—	$—	$—	$1,000	$—	$—	$1,000
Subtotal	$—	$—	$—	$1,000	$—	$—	$1,000
Total	$871,791	$—	$(76)	$936,015	$854,409	$26,354	$55,328

As of December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	—	—	—	50,373	50,373	—	—

Level 1
Money market funds	$697,237	$—	$—	$697,237	$697,237	$—	$—
Total	$697,237	$—	$—	$747,610	$747,610	$—	$—
As of September 30, 2024 and December 31, 2023, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and three years.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of September 30, 2024, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No other-than-temporary impairments have been recognized in the financial statements for the periods ended September 30, 2024 and December 31, 2023.
Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are classified within Level 1.
The Company’s investments in U.S. Treasury securities and corporate bonds, which collectively are investments in held-to-maturity debt securities, are classified within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.
4.     ACQUISITIONS
During July 2024, the Company completed two acquisitions which brought new designer, illustration, animation, and engineering talent to Duolingo’s existing teams in addition to developed technology. The total aggregate consideration was $7,500, of which $7,100 represents the purchase price allocated to the fair value of the acquired assets and assumed liabilities, as detailed below. Of this, $6,600 was paid in cash upon closing, and $500 is being held back until certain post-acquisition conditions are satisfied. This $500 is recorded as a Current liability in the Unaudited Condensed Consolidated Balance Sheet. The remaining $400 of the total aggregate consideration is contingent on one year of continued service of certain employees, and will be expensed over the period within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. During 2024, the Company incurred $736 of acquisition costs related to due diligence and valuation, which are included in General and administrative expense within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The accounting for the acquisitions has not yet been completed because the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the acquisition dates:

(In thousands)	July 2024
Cash and cash equivalents	$5
Other current assets acquired	37
Intangible assets, net
Technology	1,007
Goodwill	6,488
Other liabilities assumed	(437)
Total purchase price	$7,100
Goodwill is attributable to the assembled workforce, future technologies and general going concern arising from the acquisitions. $3,600 of the goodwill recognized is expected to be deductible for income tax purposes.
5.      REVENUE
The Company has four predominant sources of revenues; time-based subscriptions, in-app advertising placement by third parties, the Duolingo English Test, and In-App Purchases. Revenue is recognized upon transfer of control of promised products or services to users in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company does not enter into contracts with a customer that contain multiple promises that result in multiple performance obligations. Revenue is recorded net of taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between Duolingo and its users.
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
The Company also recognizes revenue from Duo’s Taquería, a restaurant that opened during 2022, in the space adjacent to Duolingo’s headquarters in Pittsburgh. Revenue from Duo’s Taquería is recognized at a point in time when the sales are made.
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
Contract Balances—Deferred revenue mostly consists of payments received in advance of revenue recognition, and is mostly related to time-based subscriptions, which will be recognized into revenue over the course of the upcoming year (recognized over 12 months or less). Additionally, the Duolingo English Test has deferred revenue related to tests that have been purchased, but will not be recognized until the tests have been proctored.
Disaggregation of Revenue
In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue streams, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Subscription	$157,617	$105,887	$433,214	$287,230
Other (1)	34,977	31,737	105,260	92,894
Total revenues	$192,594	$137,624	$538,474	$380,124
________________
(1) Other revenue is comprised of the below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Advertising	$14,405	$11,678	$40,615	$36,374
Duolingo English Test	10,772	10,612	34,225	30,393
In-App Purchases	9,411	9,233	29,511	25,760
Other	389	214	909	367
Total other revenue	$34,977	$31,737	$105,260	$92,894

Three service providers, Apple, Google and Stripe, processed 61.4%, 23.1%, and 11.4%, and 60.5%, 23.5%, and 11.8% of total revenues for the three and nine months ended September 30, 2024, respectively. Three services providers, Apple, Google, and Stripe processed 59.3%, 24.9%, and 12.6%, and 58.3%, 25.7% and 12.1% of total revenues for the three and nine months ended September 30, 2023, respectively.
Changes in deferred revenues were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Beginning balance—January 1	$249,192	$157,550
Amount from beginning balance recognized into revenue	(227,305)	(143,810)
Recognition of deferred revenue	(239,410)	(173,408)
Deferral of revenue	528,126	368,556
Ending balance—September 30	$310,603	$208,888
6.    PROPERTY and EQUIPMENT, net
Property and equipment consists of the following as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$26,449	$18,191
Furniture, fixtures and equipment	8,860	5,869
Total property and equipment	35,309	24,060
Less: accumulated depreciation	(15,814)	(12,268)
Total property and equipment, net	$19,495	$11,792
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$648	$415	$1,588	$1,231
Sales and marketing	77	48	188	141
General and administrative	613	570	1,770	1,681
Total	$1,338	$1,033	$3,546	$3,053

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Capitalized software	$35,440	$26,895
Acquired technology	1,007	—
Other intangible assets	117	117
Total intangible assets	36,564	27,012
Less: accumulated amortization	(14,664)	(11,017)
Intangible assets, net	$21,900	$15,995
The Company capitalized $8,545 and $7,170 of software development costs, with the majority of the costs being employee wages, during the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$1,397	$402	$3,189	$1,207
Sales and marketing	141	222	458	793
Total	$1,538	$624	$3,647	$2,000

The estimated future amortization expense of capitalized software and acquired technology with definite lives as of September 30, 2024 was as follows:

(In thousands)	Amortization Expense
Remainder of 2024	$2,252
2025	8,490
2026	6,910
2027	3,661
2028	157
Thereafter	313
Total estimated future amortization expense	$21,783

The following table represents the changes to goodwill during the nine months ended September 30, 2024:

Carrying amount
Balance as of December 31, 2023	$4,050
Acquisitions	6,488
Balance as of September 30, 2024	$10,538
As of September 30, 2024 and December 31, 2023, $7,050 and $3,713 of goodwill is deductible for tax purposes, respectively.
8. LEASES
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
In lieu of a security deposit, the Company has provided an irrevocable stand-by letter of credit to the Sub-Sublandlord. This letter of credit acts as security for the faithful performance by the Company of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the unaudited condensed consolidated balance sheets and totaled $2,735 as of September 30, 2024 and December 31, 2023.
In February 2024, the Company signed a lease with Bullitt Center LLC for 7,940 square feet of office space in Seattle, Washington. The term of the lease is 63 months beginning on March 1, 2024 and expiring on May 31, 2029.
In March 2024, the Company entered into the First and Second Amendments (“the Amendments”) to the Office Lease Agreement with 5704 Penn Office, LLC (the "Landlord") for office space located at Liberty East (the “Premise”) at 141 South Saint Clair Street, Pittsburgh, Pennsylvania, which, among other things, increased the leased square footage by 110,008 square feet to a total of 148,266 square feet beginning on August 1, 2025, with an expiration date of April 30, 2036. Under the Amendments, the monthly fixed base rent for the initial square footage increases to approximately $188 per month for the period commencing June 16, 2035 and ending April 30, 2036. The initial base rent of the additional square footage is approximately $394 per month and will increase by approximately 2% per annum, with the exception of the third and fifth years, which have increases of approximately 9% related to additional parking access. Under the terms of the Amendments, the Landlord will provide the Company with an improvement allowance of up to approximately $6,800 for costs relating to the design, permitting, and construction of improvements to the Premise.
In May 2024, the Company signed a lease with Beijing Hengshi Huarong Holding Co., Ltd. for 16,314 square feet of office space in Beijing, China. The term of the lease is 39 months beginning on May 20, 2024 and expiring on July 15, 2027.
The following represents the components of lease cost for the three and nine months ended September 30, 2024 and 2023 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,155	$1,858	$7,851	$5,579
Short term lease cost	12	9	34	31
Variable lease cost	100	111	352	271
Total lease cost	$2,267	$1,978	$8,237	$5,881

Cash paid for amounts included in the measurement of lease liabilities	$982	$2,139	$4,627	$5,586
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$33,039	$—
Right of use assets disposed or adjusted, modifying operating leases liabilities	$—	$—	$1,303	$1,397
Gain from termination of leases	$—	$—	$8	$—

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term	9 years	9 years
Weighted-average discount rate	7.14%	6.73%
Sublease income was immaterial for the three and nine months ended September 30, 2024 and 2023. As of July 2024, the Company no longer has sublease income.
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024:

Fiscal year
Remainder of 2024	$1,054
2025	4,212
2026	9,160
2027	9,520
2028	9,299
Thereafter	48,482
Total undiscounted lease payments	$81,727
Present value adjustment	(24,460)
Operating lease liabilities	$57,267
Current lease liabilities of $2,616 and $3,944 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $54,651 and $21,094 are presented within Long-term obligation under operating leases on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 and the Audited Consolidated Balance Sheet as of December 31, 2023, respectively.
9.    INCOME TAXES
Year-to-date income tax expense or benefit is the product of the most current projected annual effective tax rate (“PAETR”) and the actual year-to-date pretax income adjusted for any discrete items. The income tax expense or benefit for a particular quarter, is the difference between the year-to-date calculation of income tax expense or benefit and the year-to-date calculation for the prior year period. Items unrelated to current period ordinary income or loss are recognized entirely in the period identified as a discrete item of tax.
The Company’s PAETR differs from the U.S. federal statutory rate of 21.0% during the three and nine months ended September 30, 2024 and 2023 primarily due to the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	2024	2023
Income before income taxes	$25,389	$2,932	$79,954	$2,644
Provision (benefit) for income taxes	2,029	125	$5,287	$(1,306)
Effective tax rate	8.0%	4.3%	6.6%	(49.4)%
For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $2,029 and $5,287, respectively. For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $125 and benefit of $1,306, respectively.
For both of the periods ended September 30, 2024 and September 30, 2023, the Company has recognized a year-to-date discrete tax benefit attributable to the excess tax benefits of stock-based compensation activity. However, in 2024, the tax expense from regular operating activities exceeded this benefit, resulting in a net year-to-date tax expense for the period.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income to fully utilize these assets. As of

September 30, 2024, the Company continues to maintain a full allowance against its U.S. federal and state net deferred tax assets.
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
A summary of stock option activity under the Plans was as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2024	2,985	$16.04	5.60	$629,865
Granted (1)	—
Exercised	(802)	14.45
Forfeited and expired (2)	—	20.75
Options outstanding at September 30, 2024	2,183	$16.62	4.90	$579,895
Options exercisable at September 30, 2024	2,180	$16.52	4.90	$578,771
________________
(1) There were no stock options granted during the three and nine months ended September 30, 2024.
(2) There was a nominal amount of forfeitures and expirations during the nine months ended September 30, 2024.

The total intrinsic value of options exercised was approximately $151,558 and $127,785 for the periods ended September 30, 2024 and 2023, respectively.

A summary of RSU activity under the Plans was as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2024	2,027	$106.32
Granted	635	177.36
Released	(616)	101.02
Forfeited	(108)	115.32
Outstanding at September 30, 2024	1,938	$130.77
As of September 30, 2024, there was approximately $86 of unrecognized stock-based compensation expense related to stock options granted under the plans with a weighted-average period of approximately 4 months. The amount of unrecognized stock-based compensation expense for RSUs as of September 30, 2024 was $237,137 with a weighted-average period of approximately three years. Total unrecognized compensation expense as of September 30, 2024 was $237,223.
There were 8,878 shares available for grant at September 30, 2024.
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
The Company recognized $4,410 and $15,507 of stock-based compensation expense related to the Founders Awards for the three and nine months ended September 30, 2024, respectively, and $6,595 and $20,829 for the three and nine months ended September 30, 2023, respectively, which is included within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. As of September 30, 2024, there is $21,229 of unrecognized stock-based compensation expense related to these awards.
Total stock-based compensation expense was $28,959 and $80,690 for the three and nine months ended September 30, 2024, and $25,432 and $70,219 for the three and nine months ended September 30, 2023, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$20	$15	$54	$40
Research and development	16,230	12,244	43,331	32,568
Sales and marketing	1,305	1,151	3,557	2,899
General and administrative	11,404	12,022	33,748	34,712
Total	$28,959	$25,432	$80,690	$70,219
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three and nine months ended September 30, 2024 and 2023.
11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.

Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and nine months ended September 30, 2024 and 2023.
Letters of Credit— The Company has a standby letter of credit obtained in connection with an operating lease. This letter of credit acts as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The amount of the letter of credit is equal to six months rent of $442, totaling $2,656. The cash collateral for the letter of credit has been recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheet and is equivalent to 103% of the letter of credit and totaled $2,735. For more information, refer to Note 8, Leases.
12.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,807 and $1,563 during the three months ended September 30, 2024 and 2023, respectively, and $5,095 and $4,433 during the nine months ended September 30, 2024 and 2023, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and nine months ended September 30, 2024 or 2023.
13.    EARNINGS PER SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to Class A and Class B common stockholders	$23,360	$2,807	$74,667	$3,950
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic and diluted	43,707	41,719	43,253	41,190
Effect of dilutive securities
Founder awards where performance has been met	270	—	270	—
Dilutive effect of stock options outstanding (1)	2,054	3,004	2,054	3,004
RSUs outstanding	1,938	2,223	1,938	2,223
Denominator for dilutive net income per common share - weighted-average shares	47,969	46,946	47,515	46,417
Basic income per common share	$0.53	$0.07	$1.73	$0.10
Diluted income per common share	$0.49	$0.06	$1.57	$0.09
________________
(1) The Company had 2.2 million options outstanding as of September 30, 2024. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

14.    SUBSEQUENT EVENTS
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
Overview

Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 100 million monthly active users for the three months ended September 30, 2024. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
Key Operating Metrics and Non-GAAP Financial Measures
We regularly review a number of key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections and make business decisions. The measures set forth below should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Monthly active users (MAUs) and daily active users (DAUs), along with paid subscribers, subscription bookings and total bookings, are operating metrics that help inform management about the underlying growth in users of our platform, and are a measure of our monetization efforts. To calculate the year-over-year change in MAUs and DAUs for a given period, we subtract the average for the same period in the previous year from the average for the same period in the current year and divide the result by the average for the same period in the previous year. Other companies, including companies in our industry, may calculate these measures differently or not at all, which reduces their usefulness as comparative measures.

	Three Months Ended September 30,
(In millions)	2024	2023
Operating Metrics
Monthly active users (MAUs)	113.1	83.1
Daily active users (DAUs)	37.2	24.2
Paid subscribers (at period end)	8.6	5.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating Metrics
Subscription bookings	$176,309	$121,342	$494,259	$337,718
Total bookings	$211,456	$153,556	$599,000	$431,149

Non-GAAP Financial Measures
Net income (GAAP)	$23,360	$2,807	$74,667	$3,950
Adjusted EBITDA	$47,508	$22,501	$139,630	$58,483
Net cash provided by operating activities (GAAP)	$56,267	$37,650	$202,169	$104,421
Free cash flow	$52,674	$33,472	$187,162	$96,604
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended September 30, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 113.1 million and 83.1 million MAUs for the three months ended September 30, 2024 and 2023, respectively, representing an increase of 36% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our Duolingo App.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended September 30, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 37.2 million and 24.2 million DAUs for the three months ended September 30, 2024 and 2023, respectively, representing an increase of 54% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 32.9% from 29.1% a year ago. We grew DAUs through many of the same marketing and product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of September 30, 2024 and 2023, we had approximately 8.6 million and 5.8 million paid subscribers, respectively, representing an increase of 47% from the prior year period. We grew paid subscribers through product initiatives designed to make Duolingo subscription offerings more appealing, which we believe helped us attract new subscribers and retain existing subscribers.
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
For the three months ended September 30, 2024 and 2023, we generated $176.3 million and $121.3 million of subscription bookings, respectively, representing an increase of 45% from the prior year period. For the nine months ended September 30, 2024 and 2023, we generated $494.3 million and $337.7 million of subscription bookings, respectively, representing an increase of 46% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended September 30, 2024 and 2023, we generated $211.5 million and $153.6 million total bookings, respectively, representing an increase of 38% from the prior year period. For the nine months ended September 30, 2024 and 2023, we generated $599.0 million and $431.1 million total bookings, respectively, representing an increase of 39% from the prior year period. We grew total bookings primarily through growth in subscription bookings as noted above.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, transaction costs related to acquisitions, acquisition earn-out costs, gain on sale of capitalized software and loss on disposal of leasehold improvements. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$23,360	$2,807	$74,667	$3,950
Add (deduct):
Interest income	(11,246)	(8,625)	(32,000)	(21,807)
Provision (benefit) for income taxes	2,029	125	5,287	(1,306)
Depreciation and amortization	2,876	1,657	7,193	5,053
Stock-based compensation expenses related to equity awards (1)	29,990	26,007	83,647	71,938
Acquisition transaction costs (2)	399	—	736	—
Acquisition earn-out costs (3)	100	113	100	338
Gain on sale of capitalized software (4)	—	—	—	(100)
Loss on disposal of leasehold improvements (5)	—	417	—	417
Adjusted EBITDA	$47,508	$22,501	$139,630	$58,483
________________
(1)In addition to stock-based compensation expense of $29.0 million and $25.4 million for the three months ended September 30, 2024 and 2023, respectively, and $80.7 million and $70.2 million for the nine months ended September 30, 2024 and 2023, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$577	$366	$1,489	$947
Sales and marketing	31	20	84	60
General and administrative	423	189	1,384	712
Total	$1,031	$575	$2,957	$1,719

(2)Represents costs incurred related to acquisitions, including integration costs, which are included in General and administration expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)Represents costs incurred related to the earn-out payments on acquisitions, which is included within General and administrative expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(4)Represents proceeds from a sale of capitalized software, which is included within Other income (expense), net within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(5)Represents a loss on disposal of leasehold improvements, which is included within Other income (expense), net within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended September 30, 2024 and 2023, we generated net income of $23.4 million and $2.8 million, respectively. For the nine months ended September 30, 2024 and 2023, we generated net income of $74.7 million and $4.0 million, respectively. The increase in net income as compared to the comparative period was due to a combination of our growth in revenue and interest income in addition to a reduction in operating expenses as a percentage of revenue as compared to the prior year period.
For the three months ended September 30, 2024 and 2023, we generated Adjusted EBITDA of $47.5 million and $22.5 million, respectively. For the nine months ended September 30, 2024 and 2023, we generated Adjusted EBITDA of $139.6 million and $58.5 million, respectively. Adjusted EBITDA increased due to a combination of our growth in revenue and a reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
Free Cash Flow. Free cash flow represents net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment and increased by taxes paid related to stock-based compensation equity awards and transaction costs related to acquisitions as we believe such items are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$56,267	$37,650	$202,169	$104,421
Less: Capitalized software development costs and purchases of intangible assets	(1,845)	(3,994)	(8,545)	(7,269)
Less: Purchases of property and equipment	(3,178)	(759)	(10,155)	(2,267)
Plus: Taxes paid related to stock-based compensation equity awards	1,031	575	2,957	1,719
Plus: Acquisition transaction costs (1)	399	—	736	—
Free cash flow	$52,674	$33,472	$187,162	$96,604
________________
(1)Represents costs incurred related to acquisitions, including integration costs.

For the three months ended September 30, 2024 and 2023, we generated $56.3 million and $37.7 million of net cash provided by operating activities, respectively. For the nine months ended September 30, 2024 and 2023, we generated $202.2 million and $104.4 million of net cash provided by operating activities, respectively. The increases in both periods were mainly due to our increase in net income as discussed under the heading Adjusted EBITDA above.
For the three months ended September 30, 2024 and 2023, we generated $52.7 million and $33.5 million of free cash flow, respectively. For the nine months ended September 30, 2024 and 2023, we generated $187.2 million and $96.6 million of free cash flow, respectively. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency revenues and non-GAAP percentage change in constant currency revenues for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total revenues were $192.6 million for the three months ended September 30, 2024, which represents an increase of 40% on a reported basis and 41% on a constant currency basis over the three months ended September 30, 2023. Subscription revenues totaled $157.6 million for the three months ended September 30, 2024, which represented an increase of 49% on a reported basis and 50% on a constant currency basis over the three months ended September 30, 2023.

Total revenues were $538.5 million for the nine months ended September 30, 2024, which represents an increase of 42%, on both a reported and constant currency basis, over the nine months ended September 30, 2023. Subscription revenues totaled $433.2 million for the nine months ended September 30, 2024, which represented an increase of 51% on a reported basis and 52% on a constant currency basis over the nine months ended September 30, 2023.
Components of Our Results of Operations
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual, with the family plan offered as an annual subscription. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test.
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels in addition to hosting fees. To a much lesser extent, cost of revenues includes customer support costs, such as contractor fees, wages and stock-based compensation for certain employees working in customer support. It also includes the amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
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
Interest Income
Interest income consists of income earned on our money market funds included in cash and cash equivalents and income earned and net accretion on our marketable securities.
Other income (expense), net
Other income (expense), net consists primarily of foreign currency exchange gains and losses.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2024 and 2023
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Revenues	$192,594	$137,624	40%	$538,474	$380,124	42%
Cost of revenues (1) (2)	52,180	36,254	44	144,720	101,534	43
Gross profit	140,414	101,370	39	393,754	278,590	41
Operating expenses:
Research and development (1) (2)	62,878	50,305	25	168,903	144,096	17
Sales and marketing (1) (2)	25,574	22,335	15	65,679	56,670	16
General and administrative (1) (2)	38,388	33,400	15	110,459	95,878	15
Total operating expenses	126,840	106,040	20	345,041	296,644	16
Income (loss) from operations	13,574	(4,670)	nm	48,713	(18,054)	nm
Other income (expense), net	569	(1,023)	nm	(759)	(1,109)	(32)
Income (loss) before interest income and income taxes	14,143	(5,693)	nm	47,954	(19,163)	nm
Interest income	11,246	8,625	30	32,000	21,807	47
Income before income taxes	25,389	2,932	>100	79,954	2,644	>100
Provision (benefit) for income taxes	2,029	125	>100	5,287	(1,306)	nm
Net income and comprehensive income	$23,360	$2,807	>100	$74,667	$3,950	>100
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues	$20	$15	$54	$40
Research and development	16,230	12,244	43,331	32,568
Sales and marketing	1,305	1,151	3,557	2,899
General and administrative	11,404	12,022	33,748	34,712
Total	$28,959	$25,432	$80,690	$70,219

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenues (a)	$1,397	$402	$3,189	$1,207
Research and development	648	415	1,588	1,231
Sales and marketing (a)	218	270	646	934
General and administrative	613	570	1,770	1,681
Total	$2,876	$1,657	$7,193	$5,053
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	100%	100%	100%	100%
Cost of revenues	27	26	27	27
Gross profit	73	74	73	73
Operating expenses:
Research and development	33	37	31	38
Sales and marketing	13	16	12	15
General and administrative	20	24	21	25
Total operating expenses	66	77	64	78
Income (loss) from operations	7	(3)	9	(5)
Other income (expense), net	—	(1)	—	—
Income (loss) before interest income and income taxes	7	(4)	9	(5)
Interest income	6	6	6	6
Income before income taxes	13	2	15	1
Provision (benefit) for income taxes	1	—	1	—
Net income and comprehensive income	12%	2%	14%	1%
Revenues
Revenues increased $55.0 million, or 40%, to $192.6 million during the three months ended September 30, 2024, from revenues of $137.6 million during the three months ended September 30, 2023. Revenues increased $158.4 million, or 42%, to $538.5 million during the nine months ended September 30, 2024, from revenues of $380.1 million during the nine months ended September 30, 2023. The main drivers of the increase were:
•Subscription revenue increased $51.7 million, or 49%, to $157.6 million during the three months ended September 30, 2024, and $146.0 million, or 51%, to $433.2 million during the nine months ended September 30, 2024, primarily due to an increase in the average number of paid subscribers during the period;

•Other revenue increased by $3.2 million, or 10%, to $35.0 million during the three months ended September 30, 2024, primarily due to increased advertising revenue of $2.7 million which was driven by the increase in DAUs which resulted in increased advertisements served.
•Other revenue increased by $12.4 million, or 13%, to $105.3 million during the nine months ended September 30, 2024, driven by increased advertising revenue of $4.2 million and In-App Purchases of $3.8 million, primarily driven by the increase in DAUs. Additionally, other revenue increased by $3.8 million from Duolingo English Test revenue, which was driven by increases in the average revenue per test.
The following table provides the changes in revenues by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Subscription	$157,617	$105,887	$51,730	49%	$433,214	$287,230	$145,984	51%
Other (1)	34,977	31,737	3,240	10	105,260	92,894	12,366	13
Total revenues	$192,594	$137,624	$54,970	40%	$538,474	$380,124	$158,350	42%
________________
(1) Other revenue is comprised mainly of Advertising, Duolingo English Test, and In-App Purchases.

Cost of Revenues and Gross Margin. Total gross margin was 72.9% during the three months ended September 30, 2024, a decrease from 73.7% in the three months ended September 30, 2023. This was due to a combination of lower margins in Other revenue offset by an increase in Subscription revenue as a percentage of total revenue.
Total gross margin decreased slightly to 73.1% from 73.3% during the nine months ended September 30, 2024 and 2023. This was due to a combination of lower margins in Other revenue offset by an increase in Subscription revenue as a percentage of total revenue.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024		2023		Change	% Change	2024		2023		Change	% Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$52,180	72.9%	$36,254	73.7%	$15,926	(0.8)%	$144,720	73.1%	$101,534	73.3%	$43,186	(0.2)%
Operating Expenses
Research and Development. Research and development expense increased by $12.6 million, or 25%, to $62.9 million during the three months ended September 30, 2024 from $50.3 million during the three months ended September 30, 2023. The increase was mainly due to:
•Increased net personnel costs of $11.9 million, driven primarily by the growth in headcount. Of this increase, $4.2 million of the increase was related to stock-based compensation expense. Additionally, this increase reflects a $2.1 million reduction in capitalized wages as compared to the same period in the prior year;
•Increased web services of $0.8 million; and
•Increased other costs of $0.6 million.

The above increases were partially offset by a decrease in net contractor costs of $0.7 million.
Research and development expense increased by $24.8 million, or 17%, to $168.9 million during the nine months ended September 30, 2024 from $144.1 million during the nine months ended September 30, 2023. The increase was mainly due to:
•Increased net personnel costs of $25.4 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $26.4 million, of which $11.3 million of the increase was related to stock-based compensation expense. This increase was reduced by $1.0 million of wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and technology costs of $2.2 million; and
•Increased travel and other costs of $1.0 million.
The above increases were partially offset by a decrease in net contractor costs of $3.8 million.
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
Sales and Marketing. Sales and marketing expense increased by $3.2 million, or 15%, to $25.6 million during the three months ended September 30, 2024 from $22.3 million during the three months ended September 30, 2023.
This increase was mainly due to:
•Increased direct marketing and other expenses of $2.5 million; and
•Increased personnel costs of $0.7 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.2 million.
Sales and marketing expense increased by $9.0 million, or 16%, to $65.7 million during the nine months ended September 30, 2024 from $56.7 million during the nine months ended September 30, 2023.
This increase was mainly due to:
•Increased direct marketing and other expenses of $7.0 million; and
•Increased personnel costs of $2.0 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.7 million.
Direct marketing spend and other marketing expenses as a percentage of revenue decreased as a result of applying learnings from past years, which enabled us to leverage marketing expenses more efficiently.
General and Administrative. General and administrative expense increased by $5.0 million, or 15%, to $38.4 million during the three months ended September 30, 2024 from $33.4 million during the three months ended September 30, 2023. This increase was mainly due to:
•Increased gross personnel costs of $2.1 million, partially offset by a decline of $0.4 million in stock-based compensation expense;
•Increased web services and technology costs of $0.7 million;
•Increased professional fees of $0.7 million;

•Increased travel and meals expenses of $0.6 million;
•Increased facility-related costs of $0.4 million; and
•Increased office, tax related expenses and other costs of $0.9 million.
General and administrative expense increased by $14.6 million, or 15%, to $110.5 million during the nine months ended September 30, 2024 from $95.9 million during the nine months ended September 30, 2023. This increase was mainly due to:
•Increased gross personnel costs of $5.1 million, partially offset by a decline of $0.3 million in stock-based compensation expense;
•Increased facility-related costs of $2.5 million;
•Increased web services and technology costs of $2.3 million;
•Increased travel and meals expenses of $2.1 million;
•Increased professional fees of $1.9 million; and
•Increased office and other expenses of $1.7 million.
The above increases were partially offset by decreases in insurance costs of $0.7 million.
Interest Income
Interest income increased by $2.6 million, or 30%, to $11.2 million during the three months ended September 30, 2024, from $8.6 million during the three months ended September 30, 2023. Interest income increased by $10.2 million, or 47%, to $32.0 million during the nine months ended September 30, 2024, from $21.8 million during the nine months ended September 30, 2023. Both period increases were due to higher average interest-bearing balances, and the nine months ended September 30, 2024 also increased due to higher average yields.
Other income (expense), net
Other income (expense), net increased by $1.6 million, during the three months ended September 30, 2024, and $0.4 million, during the nine months ended September 30, 2024, mainly from the impact from changes in foreign currency rates.
Provision (benefit) for income taxes
For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $2.0 million and $5.3 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $0.1 million and benefit of $1.3 million, respectively. For both of the periods ended September 30, 2024 and September 30, 2023, the Company has recognized a year-to-date discrete tax benefit attributable to the excess tax benefits of stock-based compensation activity. For 2024, however, there was tax expense on pretax operating activities which more than offset the discrete benefit, resulting in an overall year-to-date tax expense position.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.

As of September 30, 2024, we had $854.4 million in cash and cash equivalents. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of U.S. Treasury securities and corporate bonds.
We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from our payment processing platforms, the expansion of our sales and marketing activities, the introduction of new products and the enhancements to existing products, and the current uncertainty in the global markets impacting, for example, consumer spending, inflation and foreign currency exchange rates. If we cannot meet our future capital requirements, we may be required to seek additional liquidity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business and financial condition and results of operations.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2024, we had deferred revenues of $310.6 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$202,169	$104,421
Net cash used for investing activities	(106,965)	(9,436)
Net cash provided by (used for) financing activities	11,595	(1,428)
Net increase in cash, cash equivalents and restricted cash	$106,799	$93,557
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $97.7 million, or 94%, to $202.2 million for the nine months ended September 30, 2024 from $104.4 million for the nine months ended September 30, 2023. This increase was mainly due to an increase in net income during the current period in addition to an increase in non-cash stock-based compensation expense.
Investing Activities
Cash used for investing activities increased by $97.5 million, or 1,034%, to $107.0 million for the nine months ended September 30, 2024, from $9.4 million for the nine months ended September 30, 2023. The increase was primarily driven by purchases of investments of $81.7 million, followed by additions of property and equipment, as well as the increases in costs from capitalization of software development as compared to the prior period.

Financing Activities
Cash provided by financing activities was $11.6 million for the nine months ended September 30, 2024 and was related to proceeds from exercises of stock options. Cash used for financing activities was $1.4 million for the nine months ended September 30, 2023 due to taxes paid on the net-share settlements of share-based compensation awards of $11.5 million, partially offset by proceeds from exercises of stock options of $10.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2024, we had $854.4 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to September 30, 2024, our headcount grew from approximately 140 employees to approximately 720 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with our growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. Our efforts to address technical issues in our ability to record such data and improve our accuracy may not always be successful, and given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial condition, and results of operations could be materially adversely affected.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. We depend on Apple and Google approving our mobile applications to be distributed on their respective platforms. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of September 30, 2024 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the payments we receive from transactions processed through in-app payment systems. In the nine months ended September 30, 2024, we derived 60% of our revenue and 62% of our total bookings from the Apple App Store, and 20% of our revenue and 19% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. Any interruption, even temporary, in their distribution platforms or ability to accept customer payments, may have material impacts on our business and operations.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. During the three and nine months ended September 30, 2024, approximately 7.5% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
Further, we have and may in the future experience media, legislative, or regulatory scrutiny of our actions or decisions regarding user privacy, encryption, content, contributors, advertising and other issues, which may materially adversely affect our reputation and brand. In addition, we may fail to respond expeditiously or appropriately to objectionable content within our app or practices by users, or to otherwise address user concerns, which could erode confidence in our brand. Maintaining and enhancing our brand will require us to make substantial investments and these investments may not be successful.
Our growth and profitability rely, in part, on our ability to attract and keep users through cost-effective marketing efforts, including through our social media presence, use of social media influencers and performance marketing. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the three and nine months ended September 30, 2024 and 2023, our Sales and marketing expenses were $65.7 million and $56.7 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2021 and 2022, we expanded our activities on the TikTok platform. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly and can be subject to disruptions for reasons beyond our control (for example potential U.S. governmental restrictions on the TikTok platform). Any failure to successfully manage our marketing efforts on, or disruptions to, social media channels that we have come to depend on for marketing could materially adversely affect our business, financial condition and results of operations.
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
The success of the Duolingo English Test, from which we derived approximately 6.4% of our total revenue for the year ended September 30, 2024, depends in part upon the continued recognition and acceptance by schools, governments, and other institutions of technology-based assessment, such as the Duolingo English Test, and upon the continued utilization of assessment in general. As a result of the COVID-19 pandemic, in 2020, a number of universities waived standardized test requirements for admissions requirements and some universities plan to phase out requirements for standardized testing altogether. In addition, some have questioned the validity of language assessments taken online. If schools, governments, and other institutions reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations.
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
As the regulatory framework for machine learning technology and AI evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for machine learning, AI and automated decision making technologies is rapidly evolving, and we may not always be able to anticipate how to respond to these laws or regulations. New laws regulating AI have been enacted in the U.S. and China and are entering into force in the EU on August 2, 2024 (as described below), and it is possible that new laws and regulations will be adopted in other jurisdictions, for example, the UK government announced on July 17, 2024 that it would introduce legislation to regulate artificial intelligence.. In the U.S., the October 30, 2023 Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence (the “Order”) has established certain new standards for the training, testing and cybersecurity of sophisticated AI models, and the Order has also instructed other federal agencies to promulgate additional regulations within certain timeframes from the date of the Order. Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI technologies. Federal AI legislation has also been introduced in the U.S. Senate. Such additional regulations may impact our ability to develop, use and commercialize AI and machine learning technologies in the future. There have also been laws that are being considered at the state level that would impact the use and development of AI technologies, such as the Safe and Secure Innovation for Frontier Artificial Intelligence Models Act in California. Additionally, it is possible that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms, online testing business and data analytics and the way in which we use AI and machine learning technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
For example, in Europe, the EU Artificial Intelligence Act (“EU AI Act”), which establishes a risk-based governance framework for AI in the EU market, entered into force on August 2, 2024, and the majority of the substantive requirements will apply two years later. This framework categorizes AI applications into risk categories such as “unacceptable”, “high”, “limited”, and “minimal”. Some of our current or future AI applications may fall within the “high” or “limited” risk categories. AI applications in the “high” risk category are subject to new ex ante conformity assessments and a range of new requirements, particularly on risk management, testing, technical documentation and robustness, data training and data governance and log recording, transparency, human oversight, and cybersecurity, while AI applications in the “limited” risk category are expected to become subject to new transparency obligations. The EU AI Act also includes specific requirements for general purpose AI and foundational models, such as transparency, training data obligations, and labeling for generative AI systems. Fines for breaches of the EU AI Act extend up to 7% of worldwide annual turnover.
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
The EU AI Act and the regulatory framework in China are expected to have a material impact on the way AI is regulated in the EU and in China, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims or fines against us, and could adversely affect our business, financial condition and operations.
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
Stock markets and the price of our Class A common stock may experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the Nasdaq Global Select Market, including our directors, executive officers, and 5% stockholders and their respective affiliates, who held in the aggregate 78.8% of the voting power of our capital stock as of September 30, 2024. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of September 30, 2024, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 78.8% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Further, as of September 30, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 1,228,500 shares of Class A common stock and 954,500 shares of Class B common stock, as well as 1,938,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.

(b) Trading Plans
On September 10, 2024, Dr. Severin Hacker, Chief Technology Officer and Director, entered into a 10b5-1 sales plan (the “Hacker 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of vested stock options and the associated sale of up to 504,248 shares of the Company’s Class A common stock. The Hacker 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 4, 2025, (2) the date on which all trades set forth in the Hacker 10b5-1 Sales Plan have been executed, or (3) such time as the Hacker 10b5-1 Sales Plan is otherwise terminated according to its terms.
No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024.

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

DUOLINGO, INC.

Date: November 6, 2024	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)