Form 10-Q/A
period 2024-09-30
Duolingo, Inc.
filed 2024-12-16
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

Duolingo, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding disclosure regarding a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) entered into by Luis von Ahn, our Chief Executive Officer and member of the Company’s Board of Directors, and by the Luis von Ahn Foundation, during the quarter ended September 30, 2024, which was inadvertently omitted from the disclosure included in the Original Filing, and making some unrelated non-substantive edits.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II, Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the date the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Part II - Other Information
Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans

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

On September 12, 2024, Dr. Luis von Ahn, Chief Executive Officer and member of the Company’s Board of Directors, and the Luis von Ahn Foundation, entered into a 10b5-1 sales plan (the “von Ahn 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum aggregate of up to 237,750 shares of the Company’s Class A common stock may be sold (up to 219,000 shares by Dr. von Ahn and up to 18,750 shares by the Luis von Ahn

Foundation). The von Ahn 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 15, 2025, (2) the date on which all trades set forth in the von Ahn 10b5-1 Sales Plan have been executed, or (3) such time as the von Ahn 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.

No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
101	Inline XBRL ("iXBRL") for the information under Part II, Item 5, “Other Information” of this Amendment No. 1 on Form 10-Q/A					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUOLINGO, INC.

Date: December 16 2024	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: December 16 2024	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)