Form 10-K
period 2024-12-31
Duolingo, Inc.
filed 2025-02-28
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,153,312,710, based upon the closing price on that date of the common stock of $208.67.

As of February 26, 2025, 39,044,190 shares of the registrant's Class A common stock were outstanding, and 6,198,612 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Our operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

•Our user metrics and other operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business.
•We rely primarily on a limited number of third-party platforms such as the Apple App Store and the Google Play Store to distribute our products and collect payments. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changes to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.
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
•Our success depends, in part, on our ability to access, protect, collect, use, and otherwise process Personal Data, and our failure or perceived failure to comply with the varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims or other forms of liability, increased cost of operations, reputational harm, or declines in user growth or engagement, or otherwise have a material adverse effect on our business.
•Our development, implementation and use of artificial intelligence (“AI”) and machine learning technologies, including third-party technologies, may not be successful, which may impair our ability to compete effectively, result in reputational harm and have an adverse effect on our business. Moreover, regulatory and legislative developments on the use of AI and machine learning could adversely affect our use of such technologies in our products and services as well as our operating results.
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
•The dual class structure of our common stock has the effect of concentrating voting control with a limited number of affiliated stockholders, which will limit or preclude your ability to influence corporate matters or transactions that require stockholder approval.

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
Our team, which as of December 31, 2024, consisted of approximately 830 passionate employees, including more than 380 engineers, aims to build the most sophisticated education platform in the world. We believe that by using modern technology, the very best talent, and a mission-driven approach, we can create better learning experiences and meaningful improvements in efficacy. Our products are powered by sophisticated data analytics and AI and delivered with world-class art, animation, and design to make it easier for learners to stay motivated, master new material, and achieve their learning goals.
Our Business
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the app stores. For many, Duolingo has become synonymous with language learning: for example, on Google, people search for the term “Duolingo” approximately nineteen times more often than “learn Spanish.” We are particularly proud that our learners come from the entire socioeconomic spectrum, ranging from billionaires and celebrities to recently resettled refugees, a rare instance in which more money does not imply better access to a high quality educational platform.
We started with a focus on teaching languages because of the profound impact learning a new language can have on people’s lives, as well as the large market opportunity. According to HolonIQ in January 2024, consumer spend on both online and offline language learning is expected to reach about $123 billion by 2027. Driving much of the demand for language learning is the reality that English can unlock tremendous economic opportunity. And the power of language learning is not limited to economic advancement. Learning another language can unlock new experiences and deep human connections, ranging from navigating a first trip to another country, to communicating with family members of an older generation.
As of December 31, 2024, Duolingo offers courses in over 40 languages to more than 100 million monthly active users. To provide perspective on our reach, in the United States (“U.S”), the number of people learning a language using Duolingo is greater than the number of K-12 students taking a foreign language class in school, and there are more people learning certain languages on Duolingo, like Irish and Hawaiian, than there are native speakers of those languages worldwide.
Duolingo is the learning product built for the mobile generation: bite-sized, on-demand and fun. We believe that the hardest part of learning something new is staying motivated, so we build gamification features into our platform to motivate our learners, and we run thousands of A/B tests to optimize each feature for maximum engagement. Our obsession with user experience has yielded affinity and loyalty in our learners, which in turn has helped us cultivate millions of brand advocates who tell their friends and families about our products. Our brand has become part of pop culture, appearing in internet memes and in sketches on late night comedy shows. Our official social media accounts have generated more than ten billion impressions to date and have been highlighted by numerous press outlets. All of this has allowed us to grow our business organically, primarily relying on word-of-mouth and brand buzz rather than paid user acquisition.
Our millions of learners complete over a billion exercises every day, creating what we believe to be the world's largest learning dataset. This data powers the high volume A/B testing and novel AI that we use to continually improve how well we teach. According to an internal study, learners who completed five sections of Duolingo achieved proficiency comparable to five university semesters of language education. Independent studies corroborate this finding: Duolingo learners’ speaking skills were found to match those of university students, and users learning English on Duolingo outperformed students in traditional classroom settings on standardized language proficiency tests.
Our freemium business model, which means allowing users to access our content for free and charging a subscription for additional features, is core to our success because it enables significant user scale. We intentionally do not put our learning content behind a paywall. Anyone can download the Duolingo App, use it for as long as they like, and complete as many of our courses as they choose, all without paying anything. Learners who use Duolingo for free see an ad at the end of each lesson, whereas learners who purchase one of our paid subscriptions enjoy an ad-free experience and access to additional features. As of December 31, 2024, approximately 9% of our monthly active users were paid subscribers. Our paid subscriber penetration has increased significantly since we launched our paid subscription in 2017 and, combined with our user growth, has driven strong revenue growth each year since. We have a strong future roadmap of feature improvements and optimizations, and believe our subscriber base has strong growth ahead.
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
In 2016, we launched the Duolingo English Test, an online, on-demand assessment of English proficiency. Every year, millions of people around the world seek to demonstrate English proficiency for a variety of reasons, including university admissions, work visas, and job applications. We developed the Duolingo English Test because language assessment has lacked innovation, with the most popular English proficiency tests still administered in physical testing centers and usually costing hundreds of dollars per test. By offering a more accessible, online option that is both rigorous and accurate, we provide greater opportunities for aspiring students and professionals dependent on the successful completion of these high stakes assessments. As of December 31, 2024, over 5,600 education programs around the world accept the Duolingo English Test results as proof of English proficiency for international student admissions, with over 4,700 of those being higher education programs. These include 24 of the top 25 undergraduate programs in the U.S. ranked by international enrollment, as well as top schools such as Yale, Stanford, MIT, Duke and Columbia.
We believe that there is an opportunity to diversify the scope of our platform beyond language learning to a variety of subjects, using the same product-focused, mobile-first, gamified approach to education. In 2022 we launched a math course that motivates both children and adults to sharpen their mental math skills in our standards-aligned curriculum. In 2023, we also launched a new music course that's designed to teach music literacy, including how to read music notes and play songs. The Math and Music courses have both been integrated into the Duolingo App. We believe new products will leverage our scalable technology platform and benefit from our core competencies in product development, gamification and use of advanced data-driven analytics to deliver quantifiable efficacy. We believe that expanding the scope of our platform to additional learning subjects will further expand our addressable market.
The Duolingo Learning Experience
The Duolingo learning experience sits at the rare intersection of fun and self-improvement. Learners love Duolingo because:
•It's fun. Duolingo feels more like a mobile game than an education product. Our bite-sized lessons and gamification features motivate learners to come back each day to continue learning. As of December 31, 2024, there were about 32 million daily active users with a 7-day streak, or longer, and about 10 million daily active users with a 365-day streak or longer. A streak indicates the number of days in a row a lesson is completed.
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
In a world where people are increasingly engaged in immersive, bite-sized, mobile-first experiences, we provide an experience that also results in learning valuable skills.
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
•Robust testing framework. The foundation of our product strategy is our relentless focus on improving learner engagement through A/B testing, and we run hundreds of A/B tests on new product features each quarter. Experiments can be as simple as changing the text or color of a button, or as complex as adding a major new feature like Video Call. The velocity of our A/B testing capabilities is a core competency that we believe allows us to optimize the Duolingo learning experience at a rapid pace and leads to compounding growth of core business metrics like DAUs and paid subscribers.

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
•Shared infrastructure. Products across our platform, like our flagship Duolingo App (including our Math and Music courses), and the Duolingo English Test, share a singular technology infrastructure, which allows us to leverage operational efficiencies in implementing new features for each. With our shared infrastructure, we are able to innovate at a higher velocity.
•Strict data protection and privacy standards. We are committed to abiding by the strictest privacy standards and do not sell personal data to outside parties.
Our Solutions
The Duolingo App
The Duolingo App is the world’s most popular way to learn languages. Accessible for free, as of December 31, 2024 it offers courses in over 40 languages to more than 100 million monthly active users. It is also the top-grossing app globally in the Education category on both Google Play and the Apple App Store. Duolingo can also be accessed by desktop computers via a web browser at https://duolingo.com. Math and Music courses are also integrated into the Duolingo App.
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
Other Initiatives
Duolingo also offers Duolingo for Schools and Duolingo ABC. Duolingo for Schools is a web-based tool that aims to make it easier for teachers to use the Duolingo platform in a structured learning environment, like a classroom. Duolingo ABC is an app that teaches young children early literacy skills.

People and Culture
Attracting and retaining amazing talent is key to our success. We believe that being located outside of Silicon Valley has helped us cultivate a unique company culture. Fundamental to Duolingo's culture is our mission orientation. Our mission tends to attract a certain kind of person. Our employees have a very strong sense of social responsibility and are interested in solving hard problems for the benefit of humanity. Over time, we have developed a set of principles that define what we value as a company and guide how we make our decisions and spend our time.
Our Principles
•Take the long view. If it helps in the short-term but hurts Duolingo in the long-term, it’s not right.
•Raise the bar. To change how the world learns, we must do world-class work.
•Ship it. For a good idea to become reality, we need to move with a sense of urgency. So Go, Go, Go!
•Show Don’t Tell. We use clear, concise communication that is grounded in data and real impact.
•Make It Fun. We bring a sense of humor, joy, and imagination to everything we do.
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
We are proud to say that Duolingo was founded by two immigrants and that our employees come from over 40 countries. We believe an environment of inclusion and belonging, where individuals can excel regardless of their background, is important to our long-term performance and value. We also recognize the importance of pursuing such efforts in a legally sound manner. It is our policy to not make employment (including hiring, promotion, or compensation) decisions on the basis of any legally protected characteristic, and to consider our efforts through a legal compliance lens.
Sales & Marketing
For almost a decade, Duolingo’s learner community has grown organically through word-of-mouth virality. In recent years, we have made investments in marketing to supplement our organic model and amplify the voices of our existing users. Key elements of our sales and marketing strategy include:
•Brand building. Our brand marketing increases awareness of Duolingo through online and offline campaigns that drive press, social sharing, and more word-of-mouth virality. Investments in our brand enable us to drive long-term growth by attracting new learners to our platform and keeping existing learners engaged. We leverage our iconic brand on social media platforms to drive organic new user growth and engagement with entertaining content, instead of promotional content, that takes advantage of viral trends and Duolingo memes created by our community.
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
•Our ability to obtain, protect and maintain our intellectual property rights and proprietary technology;
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

We are also subject to laws that govern specific types of data and/or specific types of marketing or other consumer engagement activities. For example, the Children’s Online Privacy Protection Act (“COPPA”) applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children and to operators of general audience sites that have actual knowledge that they are collecting information from U.S. children under the age of 13. Our Duolingo App is aimed at a general audience and we employ an age-gating procedure whereby anyone from the U.S. identifying themselves as being under the age of 13 during the registration process receives an ad-free version of the service, with special enrollment procedures and restricted information practices. We also apply age-gating for non-US users of the Duolingo App according to foreign laws. The Duolingo English Test service requires parental consent for users under the age of 13. The Duolingo ABC app is aimed at users under the age of 13 but does not collect personal information directly from the user beyond that required to use the app. Other laws such as the Restore Online Shoppers’ Confidence Act (“ROSCA”) and analogous state laws require certain and consent mechanisms, among other things, in relation to recurring payments and subscription based products or services. These rules are enforced by federal and state regulators and can subject companies to significant penalties, fines and injunctive relief. In addition, federal and state agencies regularly investigate and bring enforcement actions under general unfair or deceptive acts or practices laws (referred to as “UDAP” statutes) in relation to a broad array of sales, marketing and advertising activities.
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
We have experienced rapid growth and demand for our services since inception. We have expanded our operations rapidly and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. From December 31, 2018 to December 31, 2024, our headcount grew from approximately 140 employees to approximately 830 employees. Further, as we grow, our business becomes increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, upgrade our management information systems and other processes, and obtain more space for our expanding staff. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to effectively scale with our growth could harm our brand, the quality of our products and services, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives, and our future success. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development.
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
Historically, our costs have increased each year since 2011 and we anticipate that our expenses will continue to increase in the future as we broaden our user base, develop and implement new products, market new and existing products and promote our brands, continue to expand our technical infrastructure and physical office presence, and continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, and security. In addition, from time to time we may be subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We may also invest in new platforms and technologies. Some of these investments may generate only limited revenue and reduce our operating margin and profitability. If these efforts are not successful, our ability to grow revenue will be harmed, which could materially adversely affect our business and financial performance.
Our operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
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
We track certain key operational metrics, such as MAUs, DAUs, paid subscribers, subscription bookings, total bookings, and certain non-GAAP financial measures, such as Adjusted EBITDA, free cash flow, constant currency measures and non-GAAP operating expenses, to evaluate growth trends, measure our performance, and make strategic decisions. Our user metrics are calculated using internal company data gathered on an analytics platform that we developed and operate, have not been validated by an independent third party and may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated in these instances. The methodologies used to measure these metrics require significant judgment and are susceptible to algorithm or other technical errors. We continually seek to improve the accuracy of and our ability to track such data, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. In addition, we may improve or change our methodologies for tracking these metrics over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. As a result, while any future periods may benefit from such improvement or change, prior periods may not be as accurate or comparable, or we may need to adjust such prior periods. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally.
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
We rely primarily on a limited number of third-party platforms such as the Apple App Store and the Google Play Store to distribute our products and collect payments. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changes to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. We depend on Apple and Google approving our mobile applications to be distributed on their respective platforms. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of December 31, 2024 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the payments we receive from transactions processed through in-app payment systems during the year. In the twelve months ended December 31, 2024, we derived 61% of our revenue and 62% of our total bookings from the Apple App Store, and 20% of our revenue and 20% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. Any interruption, even temporary, in their distribution platforms or ability to accept customer payments, may have material impacts on our business and operations.
We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content, monetization and operation generally of apps on the platform. Each platform provider has broad discretion to make changes to its operating systems or payment services or change the manner in which their mobile operating systems function and to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. In addition, our distribution agreements with Apple and Google are generally terminable by Apple or Google without cause with 30 days prior written notice (to the extent allowed by applicable local law). Apple and Google may also terminate our agreements with them immediately (unless a longer period is required by applicable law) under certain circumstances, including upon our uncured breach of such agreements. To the extent Apple, Google or other third-party platform providers on which we rely make such changes or terminate our agreements with them, our business, financial condition and results of operations could be materially adversely affected.
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
In particular, a significant portion, if not almost all, of our product traffic, data storage, data processing and other computing services and systems is hosted by AWS and Google Cloud. AWS and Google Cloud provide us with computing and storage capacity pursuant to agreements that continue until terminated by either party. The agreements require AWS and Google Cloud to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular application is unavailable when users attempt to access it or navigation through a product is slower than they expect, users may stop using the application and may be less likely to return to the application as often, if at all.
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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. During the year ended December 31, 2024, approximately 7.3% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the year ended December 31, 2024 and 2023, our Sales and marketing expenses were $90.5 million and $75.8 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures new and evolving advertising channels, such as mobile and online video and social media platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. For example, in 2024, we expanded our activities in channels such as YouTube Shorts. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly, including changes in policies and algorithms, and can be subject to disruptions for reasons beyond our control (for example potential U.S. governmental restrictions on the TikTok platform). Any failure to successfully and cost-effectively manage our marketing efforts on, or disruptions to, social media platforms that we have come to depend on for marketing, including due to legislation, regulation, or directives (including executive orders), could materially adversely affect our business, financial condition and results of operations.
Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these social media platforms, the failure by us, our employees, the social media influencers with whom we partner, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.
In addition, we engage in influencer-led campaigns as a part of our marketing strategy. An increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. While we ask our influencers to comply with the FTC regulations and our guidelines, we do not regularly monitor what our influences post, and if we were held responsible for the content of their posts, we could be forced to alter our practices, which could have material adverse effect on our business, financial condition, and results of operations.
Negative commentary regarding us, our products or influencers, and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. The harm may be immediate, without affording us an opportunity for redress or correction. See “—Unfavorable media coverage could materially adversely affect our business, brand image or reputation.”
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
We have made and in the future may make decisions regarding our business and products in accordance with Duolingo’s mission and values that may reduce our short- or medium-term operating results if we believe those decisions are consistent with the mission and will improve the aggregate user experience. Our commitment to Duolingo’s mission may not result in improved financial performance and value over the long term and our decisions may not be consistent with the expectations of investors. In addition, any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified, highly skilled employees in our industry is intense and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. The programs we have established to attract new employees and provide incentives to retain existing employees, particularly our senior management, may result in additional expenses and may not have the desired effect. For example, there has been increasing scrutiny on certain human capital initiatives and activism by groups, both those seeking to promote and constrain such initiatives, which may require us to incur costs, subject us to litigation or activism or result in adverse impacts on employee recruitment, engagement, and retention. We cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.
Effective succession planning is also important to our future success. If we fail to plan for the effective transfer of senior management knowledge and smooth transitions involving senior management, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition, and results of operations generally, could be materially adversely affected.

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
The success of the Duolingo English Test, from which we derived approximately 6.1% of our total revenue for the year ended December 31, 2024, depends in part upon the continued recognition and acceptance by schools, governments, and other institutions of technology-based assessment, and the continued utilization of assessment in general. If schools, governments, and other institutions reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations.
For example, a country’s decision to cap or reduce immigration, particularly international student immigration, could reduce the number of Duolingo English Tests that are taken for the purpose of immigration to that country. Likewise, if trends in international education shift away from English-speaking destination countries, such as the U.S., where the Duolingo English Test is accepted, we may see a reduction in the number of Duolingo English Tests taken. See “—We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.”
Similarly, we continually seek to expand the number of schools, governments, and other institutions that accept the Duolingo English Test, including through direct engagement, government tenders, and other channels. If we are unable to do so, it may have a material adverse effect on our ability to grow the number of tests taken through the Duolingo English Test. Certain schools, governments, and other institutions have in the past rescinded their acceptance of the Duolingo English Test, and if there is an increase in the number of institutions to do so, it may adversely affect our business and financial results. For example, loss of confidence in the Duolingo English Test’s validity, security, or other characteristics could lead to a reduction in the number of accepting institutions, which could in turn reduce the appeal of the Duolingo English Test to test takers and adversely affect our revenues and results of operations. See

“—Unfavorable media coverage could materially adversely affect our business, brand image or reputation.”.
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Both our mobile learning application and the Duolingo English Test are available all over the world, and we have operations in various international markets. Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:
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
•imposition of tariffs on our products or other regulatory demands or retaliatory actions in regions where we sell our products
•restrictions on the transfer of funds among countries and back to the U.S., as well as costs associated with repatriating funds to the U.S.;
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
In addition to the factors listed above, we have invested to expand our operations in China, which is an intensely competitive market, both on the consumer side and from a talent perspective. We expect to continue to incur significant expenses to operate our business in China, and we may not achieve profitability in that market. In addition, any U.S. action affecting trade, tax or other policy with China could have the effect of increasing the cost of conducting our operations in China or result in retaliatory actions against U.S. interests. As we expand our operations in China, the above factors, sentiment of the workforce in China, and China’s policy towards foreign direct investment and for profit educational technology companies may particularly impact our operations in China. Further, as we expand our operations in China, we expect to continue to make modifications to the way our website, mobile apps, offerings, and features function in China as compared to other countries. In addition, our business practices in China need to comply with local laws and regulations, which may be interpreted and enforced in ways that are different from our interpretation, and/or create obligations on us that are costly to meet or conflict with laws in other jurisdictions. For instance, in the fall of 2021 our language learning application became unavailable for download on most app stores in China. While this was temporary and we were reinstated in May 2022, it serves as an example of how the Chinese regulatory regime could adversely impact our efforts in China. Our office of over 30 employees in Beijing makes it easier for the Chinese authorities to bring enforcement actions against us.
The occurrence or impact of any or all of the events described above could materially adversely affect our international operations, which could in turn materially adversely affect our business, financial condition and results of operations.
An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.
Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, inflation, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the U.S. and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and consumer demand for our products may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could negatively impact user adoption and purchase of our products and could therefore harm our business, financial condition, and results of operations. In addition, political instability or adverse political developments, could harm our business, financial condition and results of operations.
Security breaches of our IT Systems, improper or unauthorized access to or disclosure of our Confidential Information, other hacking and social engineering or phishing attacks on our IT Systems or service, or other cyber incidents could disrupt our services or compromise

Confidential Information related to our business and expose us to liability, which could harm our reputation and materially adversely affect our business.
Our products and services and the operation of our business involve the collection, storage, processing, and transmission of data, including personal data related to users and others, as well as proprietary information belonging to our business (collectively, “Confidential Information”). We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”).
The IT Systems that store and process such Confidential Information, including information systems of third parties, are susceptible to increasing threats of continually evolving cybersecurity risks. In particular, our industry is prone to cyber-attacks by third parties seeking unauthorized access to Confidential Information or to disrupt our ability to provide services. We face an ever-increasing number of threats to our IT Systems and Confidential Information from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our IT Systems and Confidential Information. These threats include physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website or facilities, or from cyber-attacks by malicious third parties which could disrupt our IT Systems or impact our Confidential Information.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection and remove forensic evidence. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Any such breach that compromises our IT Systems or Confidential Information could cause, interruptions, delays, operational malfunctions, or otherwise impact the confidentiality, integrity, and availability of our IT Systems and Confidential Information, which in turn could have a material adverse effect on our reputation, business, financial condition, results of operations and prospects.
Such security breaches or disruptions have occurred on our IT Systems in the past and will occur on our IT Systems in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. The risks related to a security breach or disruption, including through ransomware, a distributed denial-of-service (“DDoS”) attack, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We also regularly encounter attempts to create false or undesirable user accounts and ads or take other actions on our platform for objectionable ends. As a result of our prominence, the size of our user base, the volume of Confidential Information on our systems, the reach and popularity of our social media accounts, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded criminal actors.
Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks on us or our third-party service providers may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products and decrease the use of our products or stop using our products in their entirety, impair our IT Systems, impact our Confidential Information, or result in financial harm to us.

In addition, some of our partners may receive or store Confidential Information provided by us or by our users through mobile or web applications integrated with our applications and we use third-party service providers to store, transmit and otherwise process certain Confidential Information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our Confidential Information (including our users’ data) may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.
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
In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users through payment card transactions, certain online payment service providers, and mobile payment platforms. As a result, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. If we or are service providers are unable to comply with the security standards established by banks and the payment card industry, including PCI-DSS, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
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
Finally, the ability to access payment-related information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our products is critical to our success and a seamless experience for our users. The passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. We are subject to legislation and regulation regarding the foregoing, such as California’s Automatic Renewal Law, and further legislation and regulation, or changes to existing legislation or regulation governing subscription payments and the automatic renewal of subscriptions, are being considered in many states in the US. While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.
Our success depends, in part, on the integrity of our IT Systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our IT Systems and infrastructure must perform well on a consistent basis. Our products and systems rely on software and hardware that are highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our IT Systems or data (including Confidential Information) temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including software bugs and human errors. Further, our IT Systems and infrastructure are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God and similar events. Not all of our IT Systems and infrastructure, including the backup systems we have for certain aspects of our operations, are fully redundant. Our plans and system backups, including our formal disaster recovery plan, do not account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—Security breaches of our IT Systems, improper or unauthorized access to or disclosure of our Confidential Information, other hacking and social engineering or phishing attacks on our IT Systems or service, or other cyber incidents could disrupt our services or compromise Confidential Information related to our business and expose us to liability, which could harm our reputation and materially adversely affect our business.”
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
We have in the past and may in the future seek potential acquisition candidates to add complementary companies, products or technologies. For example, in October 2022, we completed the acquisition for the assets of Gunner Made LLC (“Gunner”), a wholly owned entity of PNG Holdings LLC, a design and animation studio based in Detroit, Michigan, and in July 2024, we completed the acquisition of Hobbes, an animation and motion design studio based in Detroit, Michigan. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. We may experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
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
Additionally, the integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. We may make substantial investments of resources to support our acquisitions, which may result in significant ongoing operating expenses and divert resources and management attention from other areas of our business. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transactions and our business may be harmed.
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
In addition, the introduction of new brands and products, or changes to our existing brand and products, may result in new or enhanced governmental or regulatory scrutiny. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, including executive branch actions, such as executive orders, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that require us to modify or cease existing business practices. For example, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. We have in the past and may in the future be subject to claims under such laws and regulations that could materially adversely affect our business.
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
Further, we have historically provided services to users in countries that are the target of U.S. sanctions, such as Syria. We believe our provision of such services is in compliance with applicable law, and have implemented various control mechanisms to maintain such compliance. We have also secured a license from OFAC to provide certain of our services to end-users in Syria, which OFAC has renewed, but there is no assurance that OFAC will agree to further extend or renew our license.
Our efforts to comply with these rules and regulations may not be successful, and a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to access, protect, collect, use, and otherwise process Personal Data, and our failure or perceived failure to comply with the varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims or other forms of liability, increased cost of operations, reputational harm, or declines in user growth or engagement, or otherwise have a material adverse effect on our business.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Data”), including from and about actual and prospective users, as well as our employees and business contacts. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process Personal Data on our behalf.
We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of Personal Data, and those that are specific to certain industries, sectors, contexts, or locations. The increased regulation of Personal Data processing, including self-regulatory frameworks, laws, rules, and regulations, could have a material adverse effect on our business, financial condition and results of operations. We expect the existing legal complexity and uncertainty regarding the regulation of Personal Data to continue.
There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, transfer, disclosure, protection and other processing of Personal Data, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. In recent years, there has been an increase in attention to and regulations of data protection and data privacy across the globe, including in the U.S., the EEA and the U.K. These laws impose restrictions on our ability to gather Personal Data, provide individuals with the ability to opt out of Personal Data collection and control how their Personal Data is processed, impose obligations on our ability to share Personal Data with others, limit the geographic locations in which we can store Personal Data, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
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
Additionally, in the U.S., numerous federal and state laws regulate the privacy and security of Personal Data. For example, in 2020 California enacted the CCPA, which, among other obligations, requires covered companies to provide disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain disclosures of Personal Data. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Other state comprehensive laws that are similar to the CCPA have been enacted, or are under consideration, in numerous other states.
Additionally, governmental agencies like the Federal Trade Commission and state attorneys general enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. The Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evidenced by obtaining increasing fines and prohibiting future data practices against companies found to be in violation of the Children’s Online Privacy Protection Act (“COPPA”), and obtaining twenty-year consent decrees mandating enhanced and specific requirements for information security or privacy management programs.
The myriad international and U.S. privacy and data security laws are not consistent, and compliance is difficult and may be costly. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because the interpretation and application of data protection laws, regulations, standards and other obligations are still uncertain, and may be contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful.
We also make public statements about our use and disclosure of Personal Data through our privacy policy, information provided on our website and press statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services. Moreover, privacy activist groups have previously and may continue to provide resources to support individuals who wish to pursue privacy claims or put pressure on companies to change data processing practices. High-profile brands such as ours risk being targeted by such groups and there is a risk that if a user became disgruntled with our data processing practices they could leverage support from such privacy activist groups to take legal action, initiate regulatory investigation or gain publicity for their cause. There is a risk that these groups will seek to challenge our practices, particularly in relation to targeted advertising or international data transfers. Any such campaign could require significant resources to mount a response and could lead to negative publicity and potential investigation from regulators, any of which may materially adversely affect our business, financial condition, and results of operations.
We also depend on a number of third parties in relation to the operation of our business, a number of which process Personal Data on our behalf. While we take steps intended to mitigate the associated risks of using third parties, there is no assurance that these measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of Personal Data. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business.
There is no assurance that we will not be subject to claims that we have violated applicable laws or industry standards, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. We have in the past received, and may continue to receive inquiries from regulators regarding our data privacy practices. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable data, privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use or transmission of, Personal Data, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions and proceedings by data protection authorities. We could further be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our various brands might be diminished, any or all of which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, financial condition, results of operations and prospects.
In some locations we are subject to privacy regulations that may be seen as excessive, invasive or harmful, such as those that require organizations to provide access to Personal Data or confidential data to governmental bodies. We risk reputational damage if we are deemed to be negatively impacting the privacy of our users through our attempts to comply with such regulations. Should we actively choose to not comply with regulations we deem harmful to our users we risk damages from non-compliance as described previously.
Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to litigation and regulatory actions.
A variety of laws and regulations have been adopted aimed at protecting children using the internet such as the COPPA, U.S. state laws such as the Texas Securing Children Online Through Parental Empowerment (“SCOPE”) Act, Article 8 of the GDPR and the U.K. GDPR, and the U.K.’s Age Appropriate Design Code (also referred to as the Children’s Code) and China’s Regulations on the Protection of Minors on the Internet, which took effect on January 1, 2024. As some of these laws and regulations apply to us or our applications, we implement certain precautions designed to ensure our compliance with such laws and regulations. Despite our efforts, no assurances can be given that such measures will be sufficient. Failure to comply with such laws could expose us to significant liability, penalties, reputational harm and loss of revenue, or force us to change the way in which we process data, among other things. Any of the foregoing could materially adversely impact our business, results of operations, or financial condition. We also expect further jurisdictions to adopt these types of laws and regulations, which would further increase these risks, and may require us to spend additional resources in order to comply.
Our development, implementation and use of AI and machine learning technologies, including third-party technologies, may not be successful, which may impair our ability to compete effectively, result in reputational harm and have an adverse effect on our business.
We use machine learning and AI technologies throughout the business, including technologies that we have developed internally and via integrations with a third party’s AI technologies. For example, we use AI and machine learning technologies to help us produce content for both the learning application and the Duolingo English Test. Furthermore, in the third quarter of 2024 we announced an AI-powered product enhancement, Video Call, within our highest subscription tier that allows users to practice conversation skills through video calls with one of our characters.
As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if these AI or machine learning models are (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights; and/or (iii) are adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our products, services, and business, as well as our reputation could suffer or we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
We are working to incorporate generative AI (i.e., AI that can produce and output new content, software code, data and information based on inferences from the data it receives) features into our solutions, such as Duolingo Max. Generative AI technologies can be subject to accuracy issues in the output, introduce unintended biases, be trained on content in a manner that infringes on third party intellectual property rights, generate output that infringes on intellectual property rights, disclose sensitive information in a manner that is not intended, and otherwise lead to discriminatory outcomes. There is a risk that generative AI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results but in a manner that appears accurate, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of such AI generated content, those measures may not always be successful, and in some cases, we may need to rely on end users or other third parties to report such inaccuracies. The law is also uncertain across jurisdictions regarding the copyright ownership of output that is produced in whole or in party by generative AI tools, and the level of human authorship that is needed to ensure such output is copyrightable. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies. The Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI systems cannot be named as an “inventor” for UK patent law purposes. Further, if we are deemed to not have sufficient rights to the data we use to train our AI technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of generative AI technologies, and in which the outcome of such litigation is uncertain.
Further, our ability to continue to develop, maintain or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing infrastructure for the training of our own machine-learning models or the use of third-party AI models. We cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. Our products and services may not compete effectively with alternative products and services if we are not able to source and integrate the latest AI and machine learning technologies into our products and services. Moreover, if any such third-party AI and machine learning technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI and machine learning technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, market acceptance and consumer perceptions of AI and machine learning technologies is uncertain, and negative trends in acceptance or perception of such technologies may subject us to brand or reputational harm.
Regulatory and legislative developments on the use of AI and machine learning could adversely affect our use of such technologies in our products and services as well as our operating results.
As the regulatory framework for machine learning technology and AI evolves, our business, financial condition, and results of operations may be adversely affected. We may not always be able to anticipate how to respond to such rapidly evolving AI-specific laws or regulations. New laws regulating AI have been enacted in several jurisdictions in the past 12 months, such as the U.S., China, and Europe. It is possible that new laws and regulations will be adopted in other jurisdictions, for example, the UK government announced on July 17, 2024 that it would introduce legislation to regulate AI or that existing laws may be amended as jurisdictions adopt different frameworks for regulation of AI technologies. In the U.S., there has been uncertainty regarding the applicable regulations that will apply to the development and use of AI technologies. For instance, in January 2025 the Trump administration has rescinded an executive order relating to the development of AI technologies that was previously implemented by the Biden administration in 2023. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies, or may implement new executive orders and/or other rule making relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain compliant and competitive. U.S. legislation related to AI technologies has also been introduced at the federal level and has been enacted at the state level.

For example, California enacted seventeen new laws in 2024 that regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations, and the manner in which such new laws are interpreted, may impact our ability to develop, use, procure and commercialize AI and machine learning technologies in the future. Additionally, it is possible that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms, online testing business and data analytics and the way in which we use AI and machine learning technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. See “—Changes to tax laws could impact our financial results and operations.” Tax authorities are increasingly scrutinizing the tax positions of companies. These changes and scrutiny could have a materially adverse impact on our business, results of operations and cash flows.
Risks Related to Our Intellectual Property
From time to time, we may be party to intellectual property-related litigation and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.
Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property rights of third parties. However, we may become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties, and we may not prevail in these disputes. Companies in the internet, technology and social media industries are subject to frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Furthermore, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies and, given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. From time to time we have received and may continue to receive claims from third parties which allege that we have infringed upon their intellectual property rights. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors, non-practicing entities, and other rights holders. For example, we may license and use musical content in our newly launched music courses, marketing activities, and elsewhere, and may receive intellectual property claims relating to our use of this musical content. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-

party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
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
Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages, punitive damages, and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations, pay substantial amounts to the other party, or admit liability. Moreover, as part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including for claims related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business, financial conditions, and results of operations and prospects. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed intellectual property to compete with us. As a result, we may also be required to develop or procure alternative non-infringing intellectual property, which could require significant effort, time and expense or discontinue use of the intellectual property. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services as currently offered. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we may be forced to limit our products, services or practices and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, results of operations and prospects.
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
The dual class structure of our common stock has the effect of concentrating voting control with a limited number of affiliated stockholders, which will limit or preclude your ability to influence corporate matters or transactions that require stockholder approval.
Under the dual class structure of our common stock, our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 77.6% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
In addition, future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes.
Any future issuances of Class B common stock would be dilutive to holders of Class A common stock upon conversion.
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
All shares of Class A common stock sold in our initial public offering (“IPO”) are freely tradable without restrictions or further registration under the Securities Act except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (“Rule 144”).

Further, as of December 31, 2024, we had options outstanding that, if fully exercised, would result in the issuance of 1,039,748 shares of Class A common stock and 483,252 shares of Class B common stock, as well as 1,802,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
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
The Organization for Economic Co-operation and Development ("OECD"), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least EUR 750 million, which went into effect in 2024. While we do not currently have revenues above that threshold, with continued growth it may reach that level in future years. Accordingly, we will continue to monitor and evaluate the potential consequences of Pillar 2 on our longer-term financial position.
Many countries in the European Union, as well as a number of other countries and organizations such as the OECD, are actively considering and enacting additional changes to existing tax laws that, if enacted or when in effect, could increase our tax obligations in countries where we do business. These proposals and new laws include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows.
A valuation allowance is provided against deferred tax assets unless it is more-likely-than-not that they will be realized based on all available positive and negative evidence. Such evidence, which requires management’s judgment, includes, but is not limited to, recent cumulative earnings or losses, expectations of future income, and the carryforward periods available for the utilization of deferred tax assets. As of December 31, 2024, the Company continues to maintain a valuation allowance against all of its U.S. federal and state deferred tax assets. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such a release is recorded.
Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.
We are subject to a series of risks associated with scrutiny of environmental, social, sustainability, and related corporate responsibility matters.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their environmental, social, sustainability, and related corporate responsibility (“ESG”) practices. For example, various groups assess companies’ ESG profiles, some of which are informed by a company’s ESG disclosures, ratings, or similar information. Unfavorable perceptions of our ESG performance could negatively impact our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. Increasingly, different stakeholder groups have divergent (or conflicting) views on ESG matters, which increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, or we are unsuccessful in navigating competing stakeholder perspectives, it may require us to incur costs or otherwise adversely impact our business.
While we have engaged, and expect to continue to engage in, certain initiatives (such as disclosures, certifications, or goals) to improve the ESG profile of our company and/or products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. For example, many ESG initiatives rely on methodologies and data that are complex, subject to varying interpretations, and continuing to evolve. As with other companies, our approach to ESG matters also continues to evolve, and there can be no guarantee that our approach will align with the expectations or preferences of any particular stakeholder. For example, any failure (or perceived failure) to advance our initiatives may result in various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. There are also increasing regulatory expectations for ESG matters. For example, various policymakers, including the European Union and the State of California, have adopted (or are considering adopting) requirements for the disclosure of certain climate-related information or other ESG disclosures. Such requirements are not uniform, and may not be interpreted or applied uniformly, which may result in increases cost and complexity of compliance, as well as any associated risks. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, certain of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, financial condition, or results of operations. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, financial condition, or results of operations. See Part I, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry – Security breaches of our IT Systems, improper or unauthorized access to or disclosure of our Confidential Information, other hacking and social engineering or phishing attacks on our IT Systems or service, or other cyber incidents could disrupt our services or compromise Confidential Information related to our business and expose us to liability, which could harm our reputation and materially adversely affect our business.”.
Cybersecurity Governance
Our Board has ultimate oversight of cybersecurity risk and is assisted by its Audit Committee (the "Committee"), which regularly reviews our cybersecurity program with management and reports to the Board. Cybersecurity reviews by the Committee generally occur quarterly or more frequently as determined to be necessary or advisable. Committee members also receive presentations on cybersecurity topics and trends from our Information Security Management Leader, internal cybersecurity staff or external experts as part of the Committee's continuing education on topics that impact public companies.
Our management team oversees our cybersecurity risk management through our Information Security Management System Governance Council, which is chaired by our Information Security Management Leader and includes our Chief Technology Officer, Chief Engineering Officer, and General Counsel, along with employee subject matter experts in law, privacy, engineering, and cybersecurity. This Governance Council also includes the leader of our dedicated Information Security Team, who has over six years of specific cybersecurity experience, manages the day-to-day activities needed to prevent, detect, and mitigate cybersecurity incidents, and reports to senior management through the Governance Council.
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
Item 2. Properties
We lease approximately 83,586 square feet in multiple facilities in Pittsburgh, Pennsylvania where we operate our headquarters, and lease approximately 85,666 square feet of office space in New York City. We also lease other office space around the world as needed for our employees, including in Beijing, Berlin, Detroit, Tokyo, and Seattle.
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
Holders of our Common Stock
As of February 26, 2025, there were 9 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of February 26, 2025, there were 3 stockholders of record of our Class B common stock.
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
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
07/28/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 100 million monthly active users for the three months ended December 31, 2024. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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
•Free Users: Since none of our learning content is behind a paywall, anyone can download the Duolingo App, use it for as long as they like, and complete any of our courses free of charge. This has allowed us to scale to more than 100 million MAUs for the three months ended December 31, 2024. These millions of learners provide two benefits to our business model:
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
•Paid Subscriber Conversion: As learners tend to use our product for months or even years before they decide to subscribe, we enjoy economic benefits from users well into their tenure on the platform. As of December 31, 2024, subscribers made up 8.8% of our average MAUs over the last twelve months as compared to 8.3% of our average MAUs during the year ended December 31, 2023.
Subscription
Our subscription offerings as of the date of this filing are called Super Duolingo and Duolingo Max. Super Duolingo offers learners additional features to enhance their learning experience. Duolingo Max gives learners access to the existing features of Super Duolingo in addition to incremental features and exercises powered by generative AI technology.
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
We also offer in-app purchases, which consist of learners purchasing one-time benefits within the app, such as “Streak Freezes” and “Timer Boosts.”
In addition to monetizing the Duolingo App, we generate revenue from the Duolingo English Test by charging test takers a one-time fee. University program acceptance is a driver of Duolingo English Test revenue. As of December 31, 2024, over 5,600 education programs around the world accept the Duolingo English Test results as proof of English proficiency for international student admissions, with over 4,700 of those being higher education programs. These include 24 of the top 25 undergraduate programs in the U.S. ranked by international enrollment, as well as top schools such as Yale, Stanford, MIT, Duke and Columbia.

The Company also recognizes revenue from Dos Lenguas LLC, “Duo’s Taquería,” a restaurant that opened during 2022, in the space adjacent to our headquarters in Pittsburgh.
Basis of Presentation
Items within Management's Discussion and Analysis of Financial Condition and Results of Operations include a discussion of changes between the years ended December 31, 2024 and 2023. For a discussion of changes from the year ended December 31, 2023 to the year ended December 31, 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on February 29, 2024).
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

	Three Months Ended December 31,
(In millions)	2024	2023
Operating Metrics
Monthly active users (MAUs)	116.7	88.4
Daily active users (DAUs)	40.5	26.9
Paid subscribers (at period end)	9.5	6.6

	Year Ended December 31,
(In thousands)	2024	2023
Operating Metrics
Subscription bookings	$730,737	$495,497
Total bookings	$870,601	$622,181

Non-GAAP Financial Measures
Net income (GAAP)	$88,574	$16,067
Adjusted EBITDA	$191,942	$93,678
Net cash provided by operating activities (GAAP)	$285,513	$153,614
Free cash flow	$274,937	$144,273

Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended December 31, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 116.7 million and 88.4 million MAUs for the three months ended December 31, 2024 and 2023, respectively, representing an increase of 32% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our Duolingo App.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended December 31, 2024 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 40.5 million and 26.9 million DAUs for the three months ended December 31, 2024 and 2023, respectively, representing an increase of 51% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 34.7% from 30.4% a year ago. We grew DAUs through many of the same marketing and product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of December 31, 2024 and 2023, we had approximately 9.5 million and 6.6 million paid subscribers, respectively, representing an increase of 43% from the prior year period. We grew paid subscribers through product initiatives designed to make Duolingo subscription offerings more appealing, which we believe helped us attract new subscribers and retain existing subscribers.
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

For the years ended December 31, 2024 and 2023, we generated $730.7 million and $495.5 million of subscription bookings, respectively, representing an increase of $235.2 million, or 47% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the years ended December 31, 2024 and 2023, we generated $870.6 million and $622.2 million total bookings, respectively, representing an increase of $248.4 million, or 40% from the prior year period. We grew total bookings primarily through growth in subscription bookings as noted above.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our Consolidated Financial Statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA, free cash flow and constant currency. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA, free cash flow and constant currency provide meaningful supplemental information regarding our performance. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency measures and non-GAAP percentage change in constant currency measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, transaction costs related to acquisitions, acquisition earn-out costs, gain on sale of capitalized software, loss on disposal of leasehold improvements and impairment of capitalized software. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Year Ended December 31,
(In thousands)	2024	2023
Net income	$88,574	$16,067
Add (deduct):
Interest income	(42,697)	(31,091)
Provision for income taxes	13,732	1,710
Depreciation and amortization	10,854	7,095
Stock-based compensation expenses related to equity awards (1)	120,267	99,226
Acquisition transaction costs (2)	774	—
Acquisition earn-out costs (3)	200	338
Gain on sale of capitalized software (4)	—	(100)
Loss on disposal of leasehold improvements (5)	—	433
Impairment of capitalized software (6)	238	—
Adjusted EBITDA	$191,942	$93,678
________________
(1)In addition to stock-based compensation expense of $110.5 million and $95.2 million for the years ended December 31, 2024 and 2023, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Research and development	$2,318	$1,693
Sales and marketing	130	93
General and administrative	7,342	2,219
Total	$9,790	$4,005

(2)Represents costs incurred related to acquisitions, including integration costs, which are included in General and administration expense within our Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)Represents costs incurred related to the earn-out payments on acquisitions, which is included within General and administrative expense within our Consolidated Statements of Operations and Comprehensive Income (Loss).

(4)Represents proceeds from a sale of capitalized software, which is included within Other (expense) income, net within our Consolidated Statements of Operations and Comprehensive Income (Loss).

(5)Represents a loss on disposal of leasehold improvements, which is included within Other (expense) income, net within our Consolidated Statements of Operations and Comprehensive Income (Loss).

(6)Represents impairment of capitalized software, which is included within Research and development expense within our Consolidated Statements of Operations and Comprehensive Income (Loss).

For the years ended December 31, 2024 and 2023, we generated net income of $88.6 million and $16.1 million, respectively, representing an increase of $72.5 million. The increase in net income as compared to the comparative period was due to a combination of our growth in revenue and interest income in addition to a reduction in operating expenses as a percentage of revenue as compared to the prior year period.
For the years ended December 31, 2024 and 2023, we generated Adjusted EBITDA of $191.9 million and $93.7 million, respectively, representing an increase of $98.3 million. Adjusted EBITDA increased due to a combination of our growth in revenue and a reduction in operating expenses as a percentage of revenue as compared to the prior year periods.
Free Cash Flow. Free cash flow is defined as net cash provided by operating activities, reduced by capitalized software development costs and purchases of property and equipment and increased by taxes paid related to stock-based compensation equity awards, transaction costs related to acquisitions and acquisition earn-out payments as we believe such items are not indicative of future liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$285,513	$153,614
Less: Capitalized software development costs and purchases of intangible assets	(9,024)	(10,493)
Less: Purchases of property and equipment	(12,116)	(3,191)
Plus: Taxes paid related to stock-based compensation equity awards	9,790	4,005
Plus: Acquisition transaction costs (1)	774	—
Plus: Acquisition earn-out payment (2)	—	338
Free cash flow	$274,937	$144,273
________________
(1)Represents costs incurred related to acquisitions, including integration costs.
(2)Represent payments related to the earn-out on acquisitions.

For the years ended December 31, 2024 and 2023, we generated $285.5 million and $153.6 million of net cash provided by operating activities, respectively, representing an increase of $131.9 million. The increases in both periods were mainly due to our increase in net income as discussed under the heading Adjusted EBITDA.
For the years ended December 31, 2024 and 2023, we generated $274.9 million and $144.3 million of free cash flow, respectively, representing an increase of $130.7 million. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP percentage change in constant currency revenues and bookings, which exclude the impact of fluctuations in foreign currency exchange rates, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business. The impact of changes in foreign currency may vary significantly from period to period, and such changes generally are outside of the control of our management. We calculate constant currency revenues by using current period foreign currency revenues and translating them to constant currency using prior year comparable period exchange rates for the entire period of related bookings. We calculate constant currency bookings by using current period foreign currency bookings and translating them to constant currency using prior year comparable period exchange rates. The constant currency percentage change for revenues and bookings is calculated by dividing the difference between the constant currency amount and the prior year comparable period amount by the prior year comparable period amount.
Total revenues were $748.0 million for the year ended December 31, 2024, which represents an increase of 41%, on both a reported and constant currency basis, over the year ended December 31, 2023. Subscription revenues totaled $607.5 million for the year ended December 31, 2024, which represents an increase of 50% on a reported basis and 51% on a constant currency basis over the year ended December 31, 2023.
Total bookings were $870.6 million for the year ended December 31, 2024, which represents an increase of 40% on a reported basis and 42% on a constant currency basis, over the year ended December 31, 2023. Subscription bookings totaled $730.7 million for the year ended December 31, 2024, which represents an increase of 47% on a reported basis and 49% on a constant currency basis, over the year ended December 31, 2023.
Seasonality
We experience some seasonality in both user growth and monetization on our platform. Historically, the number of users on our platform and the number of subscribers we have increase in the beginning of the year and then moderate throughout the first quarter and second quarter. In the third quarter, historically, we’ve seen the number of users on our platform increase in part because our product is used by students that return to school in certain geographies. Finally, in the latter part of December, as the new year approaches, we see an increase in usage as people make New Years resolutions, including resolutions to learn new things like languages. Monetization, through an increase in subscribers, also increases at the end of December and into January when we run a promotion tied to the New Year holiday.
Components of Our Results of Operations
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual, with the family plan offered as an annual subscription. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test, as well as from Duo’s Taquería.
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels in addition to hosting fees and generative AI costs. To a much lesser extent, cost of revenues includes customer support costs, such as contractor fees, wages and stock-based compensation for certain employees working in customer support. It also includes the amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
We intend to continue to invest additional resources in our infrastructure to expand the capabilities of our platform and ensure that our users are realizing the full benefit of our products. The level, timing, and relative investment in these areas could affect our cost of revenues in the future.
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
Research and Development. We invest heavily in research and development to create new products and product features that help us grow our user base, engage our users, monetize our users, and teach our users. This, in turn, drives additional growth in, and better lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications during the preliminary product development stage. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design, required testing of our platform and depreciation of certain property and equipment. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We typically capitalize a small portion of research and development costs once the product has reached application development phase, mostly consisting of wages, each period into capitalized software when the work is specific to launching a new product, or making major upgrades to our existing products or platforms. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products and product improvements may not be well received or may take a long time for users to adopt. As a result, the benefits of our research and development investments may be difficult to forecast.
Sales and Marketing. Sales and marketing expenses are expensed as incurred and consists primarily of new user acquisition, brand marketing, digital and social media content, and employee-related compensation, including stock-based compensation, for personnel engaged in sales and marketing functions, amortization of non-revenue generating capitalized software used to promote Duolingo and depreciation of certain property and equipment.
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
Results of Operations
Comparison of the years ended December 31, 2024 and 2023
The following table sets forth our Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Revenues	$748,024	$531,109	41
Cost of revenues (1) (2)	203,645	142,105	43
Gross profit	544,379	389,004	40
Operating expenses:
Research and development (1) (2)	235,298	194,352	21
Sales and marketing (1) (2)	90,494	75,788	19
General and administrative (1) (2)	155,992	132,123	18
Total operating expenses	481,784	402,263	20
Income (loss) from operations	62,595	(13,259)	nm
Other (expense) income, net	(2,986)	(55)	>100
Income (loss) before interest income and income taxes	59,609	(13,314)	nm
Interest income	42,697	31,091	37
Income before income taxes	102,306	17,777	>100
Provision for income taxes	13,732	1,710	>100
Net income and comprehensive income	$88,574	$16,067	>100
________________
(1)Includes stock-based compensation expenses as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Cost of revenues	$68	$55
Research and development	60,076	45,119
Sales and marketing	4,912	3,908
General and administrative	45,421	46,139
Total	$110,477	$95,221

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Cost of revenues (a)	$5,310	$2,020
Research and development	2,358	1,650
Sales and marketing (a)	860	1,165
General and administrative	2,326	2,260
Total	$10,854	$7,095
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue.

	Year Ended December 31,
	2024	2023
Revenues	100%	100%
Cost of revenues	27	27
Gross profit	73	73
Operating expenses:
Research and development	31	37
Sales and marketing	12	14
General and administrative	21	25
Total operating expenses	64	76
Income (loss) from operations	8	(2)
Other (expense) income, net	—	—
Income (loss) before interest income and income taxes	8	(3)
Interest income	6	6
Income before income taxes	14	3
Provision for income taxes	2	—
Net income and comprehensive income	12%	3%
Revenues
Revenues increased by $216.9 million, or 41%, to $748.0 million during the year ended December 31, 2024, from revenues of $531.1 million during the year ended December 31, 2023. The main drivers of the increase were:
•Subscription revenue increased by $202.8 million, or 50%, to $607.5 million during the year ended December 31, 2024, primarily due to an increase in the average number of paid subscribers during the period;
•Other revenue increased by $14.1 million, or 11%, to $140.5 million during the year ended December 31, 2024, driven by increased advertising revenue of $5.0 million and In-App Purchases of $4.0 million, both of which were primarily driven by the increase in DAUs. Additionally, other revenue increased by $4.4 million from Duolingo English Test revenue, which was driven by increases in the average revenue per test.

The following table provides the changes in revenues by product type:

	Year Ended December 31,
(in thousands)	2024	2023	Change	% Change
Subscription	$607,531	$404,684	$202,847	50
Other (1)	140,493	126,425	14,068	11
Total revenues	$748,024	$531,109	$216,915	41
________________
(1) Other revenue is comprised mainly of Advertising, Duolingo English Test, and In-App Purchases.

Cost of Revenues and Gross Margin. Total gross margin decreased slightly to 72.8% from 73.2% during the years ended December 31, 2024 and 2023. This was due to lower advertising gross margin, partially offset by an increase in subscription revenue as a percentage of total revenue.
The following table provides the change in cost of revenues, along with related gross margins:

	Year Ended December 31,
	2024		2023		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$203,645	72.8%	$142,105	73.2%	$61,540	(0.4)%
Operating Expenses
Research and Development. Research and development expense increased by $40.9 million, or 21%, to $235.3 million during the year ended December 31, 2024 from $194.4 million during the year ended December 31, 2023. The increase was mainly due to:
•Increased net personnel costs of $39.5 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $37.9 million, of which $15.6 million of the increase was related to stock-based compensation expense. Additionally, there was an increase of $1.6 million due to a reduction in wages recorded as capitalized software as compared to the prior year;
•Increased web services and technology costs of $3.3 million; and
•Increased travel and other costs of $2.0 million.
The above increases were partially offset by a decrease in net contractor costs of $3.9 million.
Research and development continues to be our largest operating expense as we test and experiment with new products and product features and improve existing ones to drive engagement and efficacy. Increased engagement and efficacy, we believe, help drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased by $14.7 million, or 19%, to $90.5 million during the year ended December 31, 2024 from $75.8 million during the year ended December 31, 2023.
This increase was mainly due to:
•Increased direct marketing and other expenses of $11.2 million; and
•Increased personnel costs of $3.5 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $1.0 million.

General and Administrative. General and administrative expense increased by $23.9 million, or 18%, to $156.0 million during the year ended December 31, 2024 from $132.1 million during the year ended December 31, 2023. This increase was mainly due to:
•Increased net personnel costs of $11.6 million, including an increase of $4.4 million in stock-based compensation related expense;
•Increased travel and meals expenses of $3.2 million;
•Increased facility-related costs of $2.8 million;
•Increased web services and technology costs of $2.8 million;
•Increased professional fees of $1.9 million; and
•Increased other expenses of $2.4 million.
The above increases were partially offset by decreases in insurance and other costs of $0.8 million.
Interest Income
Interest income increased by $11.6 million, or 37%, to $42.7 million during the year ended December 31, 2024, from $31.1 million during the year ended December 31, 2023. The increase was due to higher average interest-bearing balances and higher average yields.
Other (expense) income, net
Other (expense) income, net increased by $2.9 million, during the year ended December 31, 2024, mainly from the impact from changes in foreign currency rates.
Provision for income taxes
Provision for income taxes increased by $12.0 million to $13.7 million during the year ended December 31, 2024, from $1.7 million during the year ended December 31, 2023 primarily attributable to the impact, for U.S. federal and state income tax purposes, of the capitalization of research and development expenses in accordance with Internal Revenue Code Section 174.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of December 31, 2024, we had $785.8 million in cash and cash equivalents and $91.9 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, U.S. Treasury securities, certificates of deposit, and commercial paper.
We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from our payment processing platforms, the expansion and efficacy of our sales and marketing activities, the introduction of new products and the enhancements to existing products, and the current uncertainty in the global markets impacting, for example, consumer spending, inflation and foreign currency exchange rates. If we cannot meet our future capital requirements, we may be required to seek additional liquidity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business and financial condition and results of operations.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2024, we had deferred revenues of $372.9 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$285,513	$153,614
Net cash used for investing activities	(217,330)	(13,584)
Net cash (used for) provided by financing activities	(30,002)	2,135
Net increase in cash, cash equivalents and restricted cash	$38,181	$142,165
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $131.9 million, or 86%, to $285.5 million for the year ended December 31, 2024 from $153.6 million for the year ended December 31, 2023. This increase was primarily driven by higher net income during the current period, along with increases in deferred revenue and non-cash stock-based compensation, which positively impacted cash from operations during the period.
Investing Activities
Cash used for investing activities increased by $203.7 million to $217.3 million for the year ended December 31, 2024, from $13.6 million for the year ended December 31, 2023. The increase was primarily driven by purchases of investments of $193.3 million, followed by additions of property and equipment, as well as acquisitions in the current period. These increases were partially offset by decreased capitalized software and maturities of investments during the period.
Financing Activities
Cash used for financing activities was $30.0 million for the year ended December 31, 2024 and was related to taxes paid on the net-share settlements of share-based compensation awards of $49.4 million, partially offset by proceeds from exercises of stock options of $19.4 million. Cash provided by financing activities was $2.1 million for the year ended December 31, 2023 due to proceeds from exercises of stock options of $13.6 million, partially offset by taxes paid on the net-share settlements of share-based compensation awards of $11.5 million.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease commitments (1)	$80,604	$4,185	$18,639	$18,791	$38,989
Operating lease commitments not yet commenced (2)	61,884	1,971	9,777	10,866	39,270
Other commitments (3)	90,953	45,153	45,800	—	—
Total contractual obligations	$233,441	$51,309	$74,216	$29,657	$78,259
________________
(1)Consists of future non-cancelable minimum rental payments under operating lease obligations, excluding short-term leases.

(2)Consists of future non-cancelable minimum rental payments under an operating lease obligation, committed to in March 2024, and commencing in the first half of 2025. These payments are not reflected on our balance sheet as of December 31, 2024. For more information, refer to Note 7, Leases, in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)Other business purchase commitments consist of hosting costs, web services and generative AI costs.

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
Prior to the completion of our IPO, we were not a publicly traded company and had only limited historical information on the price of our common stock as well as employees’ option exercise behavior. As a result, we could not rely on historical experience alone to develop assumptions for our share price volatility. As such, our share price volatility was estimated with reference to a peer group of companies. Subsequent to the completion of our IPO, we transitioned to utilize the closing price of our publicly-traded stock to determine our volatility. We determined the expected life of our options using the simplified method described in the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, which defines the expected life as the average of the contractual term and the vesting period. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the option award was granted with a maturity equal to the expected term of the option award. We have not and do not expect to pay dividends on our common shares. See Note 10, “Stock-Based Compensation,” to our Consolidated Financial Statements in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of equity based compensation.
Restricted Stock Units (RSUs)
We began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Each RSU vests based upon the satisfaction of length of service. We measure and recognize stock-based compensation expense for all stock-based awards based on the estimated fair value of the award.
Performance-based RSUs
In June 2021, we granted an aggregate of 1.8 million performance-based RSUs (“Founder Awards”) to our founders. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the initial public offering (“IPO”), July 30, 2021, subject to the continuous service of the founders through the applicable date. The performance-based condition will be satisfied with respect to each of ten equal tranches only upon the achievement of the specified stock-price hurdles for each such tranche over a period of ten years from the date of grant. The fair value of the Founder Awards is determined using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved.

Income Taxes
Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of our deferred tax assets is dependent on generating future taxable income and the reversal of existing temporary differences. Changes in tax laws and assumptions with respect to future taxable income could result in adjustment to these allowances. As of December 31, 2024, we maintained a valuation allowance of approximately $256,728 against our domestic net deferred tax assets primarily related to net operating loss carryforwards, research and development credit carryforwards and research and development expense capitalization.
Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.
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
Recent Accounting Pronouncements

See Note 1, “Description of the Business and Basis of Presentation,” and Note 2, “Summary of Significant Accounting Policies,” in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2024, we had $712.4 million of cash equivalents invested in money market funds and $190.1 million of investments mainly in corporate debt securities, U.S. Treasury securities, certificates of deposit, and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our Consolidated Financial Statements.
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

Item 8. Financial Statements
DUOLINGO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Duolingo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duolingo, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Intangible assets: Capitalized software – Refer to Note 7 to the financial statements.
Critical Audit Matter Description

The Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs are capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company will stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the consolidated statements of operations and comprehensive income (loss). The Company capitalized $9.0 million of software development costs, with the majority of the costs being employee wages, during the year ended December 31, 2024. Total capitalized software development costs are $35.7 million as of as of December 31, 2024.
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
•We tested individual payroll-related costs incurred within research and development, on a sample basis, and assessed whether such costs were properly capitalized or not based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
•We conducted corroborative interviews with Company personnel involved in software development regarding the nature and functionality of costs incurred related to capitalized software projects.
•We performed an independent search for new projects by reviewing publicly available information (e.g., Company press release announcements, local Pittsburgh news broadcasts, and social media platforms) and determined whether newly launched projects should be considered in management’s assessment of capitalized software development costs.
/s/ Deloitte & Touche LLP
New York, New York

February 27, 2025
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Duolingo, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duolingo, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2025

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$785,791	$747,610
Short-term investments	91,854	—
Accounts receivable	128,923	88,975
Deferred cost of revenues	80,162	53,931
Prepaid expenses and other current assets	14,858	7,282
Total current assets	1,101,588	897,798
Operating lease right-of-use assets	47,495	19,103
Intangible assets, net	19,899	15,995
Long-term investments	98,292	—
Property and equipment, net	18,943	11,792
Goodwill	10,538	4,050
Restricted cash	2,735	2,735
Deferred tax assets, net	675	766
Other assets	1,563	1,718
Total assets	$1,301,728	$953,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$372,884	$249,192
Accounts payable	6,381	2,447
Income tax payable	6,591	792
Accrued expenses and other current liabilities	36,375	24,931
Total current liabilities	422,231	277,362
Long-term obligation under operating leases	54,656	21,094
Deferred tax liabilities, net	291	—
Total liabilities	477,178	298,456
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 38,730 and 36,311 issued and outstanding at December 31, 2024 and December 31, 2023, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of December 31, 2024 and December 31, 2023; 6,206 and 6,215 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	950,393	869,918
Accumulated deficit	(125,847)	(214,421)
Total stockholders’ equity	824,550	655,501
Total liabilities and stockholders' equity	$1,301,728	$953,957
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$748,024	$531,109	$369,495
Cost of revenues	203,645	142,105	99,431
Gross profit	544,379	389,004	270,064
Operating expenses:
Research and development	235,298	194,352	150,444
Sales and marketing	90,494	75,788	66,967
General and administrative	155,992	132,123	117,848
Total operating expenses	481,784	402,263	335,259
Income (loss) from operations	62,595	(13,259)	(65,195)
Other income	1,267	590	131
Other expense	(4,253)	(645)	(807)
Other (expense) income, net	(2,986)	(55)	(676)
Income (loss) before interest income and income taxes	59,609	(13,314)	(65,871)
Interest income	42,697	31,091	7,235
Income (loss) before income taxes	102,306	17,777	(58,636)
Provision for income taxes	13,732	1,710	938
Net income (loss) and comprehensive income (loss)	$88,574	$16,067	$(59,574)
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$2.04	$0.39	$(1.51)
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$1.88	$0.35	$(1.51)
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2022	38,272	$4	$683,966	$(170,914)	$513,056
Stock-based compensation expense	—	—	73,820	—	73,820
Stock options exercised	1,739	—	14,776	—	14,776
Release of restricted stock units	350	—	—	—	—
Net loss	—	—	—	(59,574)	(59,574)
BALANCE—December 31, 2022	40,361	$4	$772,562	$(230,488)	$542,078
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation expense	—	—	95,221	—	95,221
Release of performance stock units	180	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(84)	—	(11,482)	—	(11,482)
Stock options exercised	1,396	—	13,617	—	13,617
Release of restricted stock units	673	—	—	—	—
Net income	—	—	—	16,067	16,067
BALANCE—December 31, 2023	42,526	$4	$869,918	$(214,421)	$655,501
BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	110,477	—	110,477
Release of performance stock units	270	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(143)	—	(49,358)	—	(49,358)
Stock options exercised	1,462	—	19,356	—	19,356
Release of restricted stock units	821	—	—	—	—
Net income	—	—	—	88,574	88,574
BALANCE—December 31, 2024	44,936	$4	$950,393	$(125,847)	$824,550
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$88,574	$16,067	$(59,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,854	7,095	4,870
Stock-based compensation expense	110,477	95,221	73,820
Accretion on marketable securities, net	(551)	—	—
Gain on sale of capitalized software	—	(100)	—
Loss on disposal of leasehold improvements	—	433	—
Impairment of capitalized software	238	—	—
Changes in assets and liabilities:
Deferred revenue	123,692	91,642	59,283
Accounts receivable	(39,917)	(42,247)	(13,565)
Deferred cost of revenues	(26,231)	(18,890)	(10,822)
Prepaid expenses and other current assets	(7,570)	(48)	(1,415)
Accounts payable	3,934	1,261	(6,655)
Accrued expenses and other current liabilities	16,850	3,444	8,720
Noncurrent assets and liabilities	5,163	(264)	(1,006)
Net cash provided by operating activities	285,513	153,614	53,656
Cash flows from investing activities:
Purchases of investments	(193,300)	—	—
Maturities of investments	3,705	—	—
Capitalized software expense and purchases of intangible assets	(9,024)	(10,493)	(4,562)
Purchase of property and equipment	(12,116)	(3,191)	(5,562)
Proceeds from sale of capitalized software	—	100	—
Acquisitions of companies, net of $5 cash acquired	(6,595)	—	(4,050)
Net cash used for investing activities	(217,330)	(13,584)	(14,174)
Cash flows from financing activities:
Proceeds from exercise of stock options	19,356	13,617	14,776
Taxes paid related to net-share settlement of share-based compensation awards	(49,358)	(11,482)	—
Net cash (used for) provided by financing activities	(30,002)	2,135	14,776
Net increase in cash, cash equivalents and restricted cash	38,181	142,165	54,258
Cash, cash equivalents and restricted cash - Beginning of period	750,345	608,180	553,922
Cash, cash equivalents and restricted cash - End of period	$788,526	$750,345	$608,180
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,620	$2,320	$615
Supplemental disclosure of noncash investing activities:
Capitalized software and purchases of intangible assets included in Current liabilities	$—	$—	$1,121
Property and equipment included in Current liabilities	$—	$165	$166
Landlord incentive included in Prepaid expenses and other current assets	$—	$—	$2,148
Right of use assets obtained in exchange for new operating lease liabilities	$33,039	$—	$—
Right of use assets disposed or adjusted modifying operating leases liabilities	$1,303	$2,024	$—
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
Basis of Presentation—The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the years ended December 31, 2024, 2023, and 2022. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles—The Consolidated Financial Statements and accompanying notes are prepared in accordance with GAAP.
Use of Estimates—The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates and assumptions reflected in the Consolidated Financial Statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, stock-based compensation, operating lease right-of-use assets and liabilities, capitalization of internally developed software and associated useful lives and contingent liabilities, fair value of investments and valuation of goodwill and intangible assets from acquisitions. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s Consolidated Financial Statements will be affected.
Revenue Recognition—The Company has four predominant sources of revenue; time-based subscriptions, in-app advertising placement by third parties, the Duolingo English Test, and In-App Purchases. See Note 5, Revenue, for further discussion.

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
Investments —Investments consist primarily of corporate debt securities, U.S. Treasury securities, certificates of deposit, and commercial paper. Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company’s investments are classified as held-to-maturity at the time of purchase, and such classifications are reevaluated as of each balance sheet date. All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at amortized cost. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).
We perform periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold or mature prior to a full recovery of their cost basis. Other-than-temporary fair value impairments, if any, are determined based on the specific identification method and are reported in Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Restricted Cash—Restricted cash consists of a collateralized letter of credit established in connection with a lease agreement for the Company’s Sub-Sublease in New York, which was signed in December 2023. Restricted cash is included in non-current assets for leases that expire in more than one year from the balance sheet date.
Accounts Receivable—Accounts receivables are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis. As of December 31, 2024 and 2023, the Company has not recorded a reserve given the Company’s lack of historical write offs.
Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method.

Asset Class	Estimated Useful Life
Furniture, fixtures and equipment	4 to 6 years
Leasehold improvements	5 to 10 years
Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the leasehold improvements. Costs related to maintenance and repairs that do not extend the assets’ useful life are expensed as incurred.
Acquisitions—The Company uses the acquisition method of accounting for business combination transactions, and, accordingly, recognizes the fair values of assets acquired and liabilities assumed in the Company’s Consolidated Financial Statements. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs related to the acquisition of the acquired company are expensed as incurred. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date. The Consolidated Financial Statements include the results of operations of any acquired company since the acquisition date.
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
Intangible Assets—The majority of the Company’s intangible assets is capitalized software, with minimal acquired technology and other intangible assets during the years ended December 31, 2024 and 2023. The Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years. Relatively minor upgrades, enhancements and maintenance to the platform are expensed as incurred.

Income Taxes—The Company provides for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax reporting. The deferred tax asset or liability represents the future tax return consequences of those difference, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is established for any deferred tax asset for which it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company limits the deferred tax assets recognized related to certain officers’ compensation to amounts that it estimates will be deductible in future periods based upon Internal Revenue Code (“IRC”) Section 162(m).
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the asset and liability method. The first step is to evaluate the tax position for recognition by determining whether evidence indicates that it is more likely than not that a position will be sustained if examined by a taxing authority.
The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a tax authority. There were no amounts recorded at December 31, 2024 and December 31, 2023 related to uncertain tax positions.
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
Sales and Marketing—Sales and marketing expenses are expensed as incurred and consists primarily of new user acquisition, brand marketing, digital and social media content, and employee-related compensation, including stock-based compensation, for personnel engaged in sales and marketing functions, amortization of non-revenue generating capitalized software used to promote Duolingo and depreciation of certain property and equipment. Advertising costs were approximately $62,373, $52,969 and $48,111 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top two service providers, Apple and Google, accounted for 64.7% and 21.2% of total Accounts receivable as of December 31, 2024, respectively. The top three service providers, Apple, Google and Stripe, accounted for 65.2%, 20.7% and 10.7% of total Accounts receivable as of December 31, 2023, respectively.
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
Restricted Stock Units (RSUs)
The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. Generally, the service-based vesting condition for the majority of these awards is satisfied over four years.
Performance-based RSUs
In June 2021, the Company granted 1,800 (one million eight-hundred thousand) performance-based RSUs to the Company’s founders (“Founder Awards”). The Founder Awards are divided into ten equal tranches with each tranche becoming eligible to vest upon achievement of the specified stock-price hurdles. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The fair value of the

Founder Awards is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The first and second tranches were met during the year ended December 31, 2021. The third and fourth tranches were met during the year ended December 31, 2023. The fifth and sixth tranches were met during the year ended December 31, 2024. The Company recognized $19,799, $26,622 and $30,997 of stock-based compensation expense related to these awards, during the years ended December 31, 2024, 2023 and 2022, respectively, which is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Segment—The Company operates as a single operating segment and derives revenues from customers through time-based subscriptions, in-app advertising placement by third parties, the Duolingo English Test, and In-App Purchases. The Chief Executive Officer, as the chief operating decision maker, evaluates the Company’s performance and allocates resources based on consolidated net income, as presented in the income statement, supplemented by disaggregated revenue details. Significant segment expenses are those that are presented on the Consolidated Statements of Operations and Comprehensive Income (Loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure, and operates as one reporting unit.
Leases—The Company accounts for leases in accordance with ASC 842, Leases, which requires virtually all leases, other than leases that meet the definition of a short-term lease, to be recorded on the balance sheet with a right-of-use (“ROU”) asset and corresponding lease liability. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the years ended December 31, 2024, 2023 and 2022, the Company incurred no impairment charges on ROU assets.
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

Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The Company recorded an impairment of capitalized software of $238 for the year ended December 31, 2024, and no impairment during the years ended December 31, 2023 and 2022, which represents an impairment to write-off the capitalization of an internal-use software project prior to being launched to the user base.
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
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), which includes improvements to income tax disclosures. The standard is effective for public entities in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue, sales and marketing, and general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance on January 1, 2024. Refer to our discussion above under “Segment” within this footnote.

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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of December 31, 2024 and December 31, 2023:

As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$73,351	$73,351	$—	$—

Level 1
Commercial paper	$15,659	$2	$(1)	$15,661	$—	$15,659	$—
Money market funds	712,440	—	—	712,440	712,440	—	—
Subtotal	$728,099	$2	$(1)	$728,101	$712,440	$15,659	$—

Level 2
Asset-backed securities	$16,280	$10	$(1)	$16,289	$—	$697	$15,583
Certificates of deposit	11,521	—	(14)	11,507	—	11,521	—
Corporate debt securities	126,031	7	(494)	125,543	—	55,013	71,018
U.S. Treasury securities	19,255	2	(61)	19,195	—	8,964	10,291
Subtotal	$173,087	$19	$(570)	$172,534	$—	$76,195	$96,892

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$901,186	$21	$(571)	$975,386	$785,791	$91,854	$98,292

As of December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$50,373	$50,373	$—	$—

Level 1
Money market funds	$697,237	$—	$—	$697,237	$697,237	$—	$—
Total	$697,237	$—	$—	$747,610	$747,610	$—	$—
As of December 31, 2024 and December 31, 2023, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and seven years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Consolidated Balance Sheet, which was $1,487 and $0 as of December 31, 2024 and December 31, 2023, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of December 31, 2024, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No other-than-temporary impairments have been recognized in the financial statements for the periods ended December 31, 2024 and December 31, 2023.

Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are classified within Level 1.
The Company’s investments in corporate debt securities, U.S. Treasury securities, certificates of deposit, and asset-backed securities, which collectively are investments in held-to-maturity debt securities, are classified within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.
4.     ACQUISITIONS
During July 2024, the Company completed two acquisitions which brought new designer, illustration, animation, and engineering talent to Duolingo’s existing teams in addition to developed technology. The total aggregate consideration was $7,500, of which $7,100 represents the purchase price allocated to the fair value of the acquired assets and assumed liabilities, as detailed below. Of this, $6,600 was paid in cash upon closing, and $500 is being held back until certain post-acquisition conditions are satisfied. This $500 is recorded as a Current liability in the Consolidated Balance Sheet. The remaining $400 of the total aggregate consideration is contingent on one year of continued service of certain employees, and will be expensed over the period within General and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss). During 2024, the Company incurred $736 of acquisition costs related to due diligence and valuation, which are included in General and administrative expense within the Consolidated Statements of Operations and Comprehensive Income (Loss).
We finalized the valuation of assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2024. We did not record any measurement period adjustments during the year ended December 31, 2024. The following table summarizes the Company’s allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the acquisition dates:

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
The Company also recognizes revenue from Dos Lenguas LLC “Duo’s Taquería”, a restaurant that opened during 2022, in the space adjacent to Duolingo’s headquarters in Pittsburgh. Revenue from Duo’s Taquería is recognized at a point in time when the sales are made.
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

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Subscription	$607,531	$404,684	$273,507
Other (1)	140,493	126,425	95,988
Total revenues	$748,024	$531,109	$369,495
________________
(1) Other revenue is comprised of the below.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Advertising	$54,907	$49,858	$44,731
Duolingo English Test	45,640	41,212	32,718
In-App Purchases	38,653	34,673	17,914
Other	1,293	682	625
Total other revenue	$140,493	$126,425	$95,988

Three service providers, Apple, Google and Stripe, processed 60.8%, 23.4%, and 11.7% of total revenues for the year ended December 31, 2024, respectively. Three services providers, Apple, Google, and Stripe processed 58.5%, 25.6% and 12.1% of total revenues for the year ended December 31, 2023, respectively. Two services providers, Apple and Google, processed 54.2% and 28.1% of total revenues for the year ended December 31, 2022, respectively.
Information regarding geography of revenues is based upon the location where the users are located or, in the case of the Duolingo English Test, where the tests are taken:

	Year Ended December 31,
	2024	2023	2022
United States	$311,539	$238,759	$168,320
Rest of World	436,485	292,350	201,175
Total	$748,024	$531,109	$369,495
Customers located in the United States accounted for 42%, 45% and 46% of total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. No other country accounted for more than 10% of revenue in the periods presented.
Changes in deferred revenues were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance—January 1	$249,192	$157,550
Amount from beginning balance recognized into revenue	(248,667)	(157,550)
Recognition of deferred revenue	(402,937)	(287,429)
Deferral of revenue	775,296	536,621
Ending balance—December 31	$372,884	$249,192
6.    PROPERTY and EQUIPMENT, net

Property and equipment consists of the following as of December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$26,938	$18,191
Furniture, fixtures and equipment	8,415	5,869
Total property and equipment	35,353	24,060
Less: accumulated depreciation	(16,410)	(12,268)
Total property and equipment, net	$18,943	$11,792
Depreciation expense is included within the following financial statement line items within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

	Year Ended December 31,
(In thousands)	2024	2023	2022
Research and development	$2,358	$1,650	$1,500
Sales and marketing	281	190	190
General and administrative	2,326	2,260	1,428
Total	$4,965	$4,100	$3,118

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following as of December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2024	December 31, 2023
Capitalized software	$35,681	$26,895
Acquired technology	1,007	—
Other intangible assets	117	117
Total intangible assets	36,805	27,012
Less: accumulated amortization	(16,906)	(11,017)
Intangible assets, net	$19,899	$15,995
The Company capitalized $9,024 and $10,394 of software development costs, with the majority of the costs being employee wages, during the years ended December 31, 2024 and 2023, respectively. The Company recognized $238 and $0 of impairment of capitalized software in Research and Development within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), during the years ended December 31, 2024 and 2023, respectively, which represents an impairment to write-off the capitalization of an internal-use software project prior to being launched to the user base. Amortization expense is included within the following financial statement line items within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of revenues	$5,310	$2,020	$870
Sales and marketing	579	975	882
Total	$5,889	$2,995	$1,752

The estimated future amortization expense of capitalized software and acquired technology with definite lives as of December 31, 2024 was as follows:

(In thousands)	Amortization Expense
2025	$8,493
2026	6,991
2027	3,750
2028	234
2029	157
Thereafter	157
Total estimated future amortization expense	$19,782

The following table represents the changes to goodwill during the twelve months ended December 31, 2024:

Carrying amount
Balance as of December 31, 2023	$4,050
Acquisitions	6,488
Balance as of December 31, 2024	$10,538
As of December 31, 2024 and December 31, 2023, $6,923 and $3,713 of goodwill is deductible for tax purposes, respectively.
8. LEASES
The Company has entered into various operating leases for its office space expiring between fiscal 2024 and 2036. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
On December 18, 2023, the Company entered into an Agreement of Sub-Sublease, with Spotify USA Inc., as Sub-Sublandlord for 85,666 square feet of office space in the building located at 4 World Trade Center, 150 Greenwich Street, New York, New York 10007 for use as additional office space. The term of the Sub-Sublease commenced on January 8, 2024 and will expire on April 29, 2034.
In February 2024, the Company signed a lease with Bullitt Center LLC for 7,940 square feet of office space in Seattle, Washington. The term of the lease is 63 months beginning on March 1, 2024 and expiring on May 31, 2029.
In March 2024, the Company entered into the First and Second Amendments (the “Amendments”) to the Office Lease Agreement with 5704 Penn Office, LLC (the "Landlord") for office space located at Liberty East (the “Premise”) at 141 South Saint Clair Street, Pittsburgh, Pennsylvania, which, among other things, increased the leased square footage by 110,008 square feet to a total of 148,266 square feet beginning when construction of the leasehold improvements commences in the first half of 2025, with an expiration date of April 30, 2036. Under the terms of the Amendments, the Landlord will provide the Company with an improvement allowance of up to approximately $6,800 for costs relating to the design, permitting, and construction of improvements to the Premise.

In May 2024, the Company signed a lease with Beijing Hengshi Huarong Holding Co., Ltd. for 16,314 square feet of office space in Beijing, China. The term of the lease is 39 months beginning on May 20, 2024 and expiring on July 15, 2027.
The following represents the components of lease cost for the year ended December 31, 2024 and 2023 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$9,982	$7,459	$7,076
Short term lease cost	83	48	125
Variable lease cost	468	252	63
Total lease cost	$10,533	$7,759	$7,264

Cash paid for amounts included in the measurement of lease liabilities	$5,727	$7,512	$5,168
Right-of-use assets obtained in exchange for new operating lease liabilities	$33,039	$—	$909
Right of use assets disposed or adjusted, modifying operating leases liabilities	$1,302	$2,024	$(1,586)

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	9 years	9 years	9 years
Weighted-average discount rate	7.16%	7.38%	6.92%
Sublease income was immaterial for the years ended December 31, 2024, 2023 and 2022.
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2024:

Fiscal year
2025	$4,185
2026	9,134
2027	9,505
2028	9,299
2029	9,492
Thereafter	38,989
Total undiscounted lease payments	$80,604
Present value adjustment	(23,367)
Operating lease liabilities	$57,237
Current lease liabilities of $2,581 and $3,944 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $54,656 and $21,094 are presented within Long-term obligation under operating leases on the Consolidated Balance Sheets for the years ended December 31, 2024 and 2023, respectively.

9.    INCOME TAXES
For the years ended December 31, 2024, 2023 and 2022 income (loss) before income taxes included the following components:

	Year Ended December 31,
	2024	2023	2022
Domestic	$97,051	$16,501	$(60,099)
Foreign	5,255	1,276	1,463
Total	$102,306	$17,777	$(58,636)
For the years ended December 31, 2024, 2023 and 2022 the Company recognized the following provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$10,652	$895	$302
State	2,639	607	327
Foreign	284	341	524
Total	$13,575	$1,843	$1,153

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	157	(133)	(215)
Total	$157	$(133)	$(215)

Total provision for income taxes	$13,732	$1,710	$938
The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Expected income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal income tax effect	(3.8)	(35.1)	6.7
Section 162(m) limitation	58.1	56.5	(15.2)
Equity compensation	(97.9)	(208.4)	28.4
Meals and entertainment	1.2	5.6	(1.2)
Foreign-Derived Intangible Income deduction	(13.5)	(13.4)	—
Other permanent adjustments	1.8	2.2	0.3
Research and development credit	(23.5)	(76.4)	11.7
Valuation allowance	70.0	257.6	(53.3)
Effective income tax rate	13.4%	9.6%	(1.6)%
The 2024 and 2023 effective tax rate differs from the statutory rate as a result of an increase in tax deductible stock-based compensation and the generation of research and development tax credits offset by an increase in the valuation allowance for the Company’s net deferred tax assets. For 2022, the effective tax rate is less than the statutory rate primarily as a result of the valuation allowance for the Company’s net deferred tax assets.
The Company has the following deferred tax assets (liabilities) as of December 31, 2024 and 2023:

	2024	2023
Net operating loss carryforwards	$4,491	$15,533
Stock-based compensation	4,755	5,207
Research and development credits	61,198	38,146
Lease liability	13,004	5,739
Section 174 research and development capitalization	190,768	102,055
Marketing and advertising	674	766
Sales tax / Value added tax ("VAT") reserve	560	397
Other deferred tax assets	70	65
Valuation allowance	(256,728)	(156,870)
Total deferred tax assets	18,792	11,038

ROU asset	(10,757)	(4,354)
Property and equipment	(2,885)	(2,164)
Capitalized software	(4,444)	(3,716)
Other deferred tax liabilities	(322)	(38)
Total deferred tax liabilities	(18,408)	(10,272)

Net deferred taxes	$384	$766
The Company has provided a full valuation allowance for its U.S. federal and state net deferred tax asset as it is not more likely than not that the asset will be realized. The movement in valuation allowance of $99,858 is primarily related to the:
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
Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.

The following table represents the activity in our valuation allowance for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Beginning balance—January 1	$(156,870)	$(108,504)
Valuation allowances established	(99,858)	(48,366)
Release of valuation allowances	—	—
Ending balance—December 31	$(256,728)	$(156,870)
The Company has utilized its remaining federal net operating loss carryforwards in 2024 and has approximately $60,683 in state net operating loss carryforwards. Certain of these loss carryforwards have an indefinite life and other amounts are available to offset future taxable income through 2043. The Company has approximately $61,198 in federal and state general business credits that are available to offset future taxable income through 2043. The Company has analyzed the impact of IRC Sections 382 and 383 on these tax attributes and has determined that no prior ownership changes have occurred which would limit the Company’s ability to utilize the NOLs and research and development tax credits.
The Company’s tax years through the 2024 tax year remain subject to examination by federal and state tax authorities.
The Company utilizes a more-likely-than-not standard in recognizing a tax benefit in its financial statements. No uncertain tax benefits have been recorded in 2024, 2023, and 2022, respectively.
10.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In July 2021, Duolingo adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), each of which became effective on July 26, 2021 in connection with the IPO. An aggregate of 7,946 shares and 1,119 shares of Class A common stock were made available for future issuance under the 2021 Plan and ESPP, respectively. Pursuant to the terms of the 2021 Plan, on each January 1 through January 1, 2031, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan automatically increases by the lesser of (i) 5% of the shares outstanding on the preceding December 31 (calculated on an as-converted basis) and (ii) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the 2021 Plan). Pursuant to the terms of the ESPP, on each January 1 through January 1, 2031, the number of shares of the Company’s Class A common stock available for issuance automatically increases by the lesser of (i) 1% of the shares outstanding on the preceding December 31 and (ii) such smaller number of shares of common stock as determined by the Board or the Committee (as defined in the ESPP). On January 1, 2025, the number of Class A shares available under the 2021 Plan was increased by 2,247 shares of common stock. The Board waived the 2025 automatic annual increase of shares available for future issuance under the ESPP, and the Company intends to waive such automatic annual increase for all applicable future periods.
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

A summary of stock option activity under the Plans was as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2024	2,985	$16.04	5.60	$629,865
Granted (1)	—
Exercised	(1,462)	13.24
Forfeited and expired (2)	—	20.75
Options outstanding at December 31, 2024	1,523	$18.73	4.67	$465,985
Options exercisable at December 31, 2024	1,523	$18.65	4.67	$465,654
________________
(1) There were no stock options granted during the year ended December 31, 2024.
(2) There was a nominal amount of forfeitures and expirations during the year ended December 31, 2024.

The total intrinsic value of options exercised was approximately $365,484, $192,456 and $140,884 for the periods ended December 31, 2024, 2023 and 2022 respectively.
A summary of RSU activity under the Plans was as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2024	2,027	$106.32
Granted	719	199.82
Released	(821)	103.81
Forfeited	(123)	118.58
Outstanding at December 31, 2024	1,802	$143.96
As of December 31, 2024, there was approximately $23 of unrecognized stock-based compensation expense related to stock options granted under the plans with a weighted-average period of approximately 2 months. The amount of unrecognized stock-based compensation expense for RSUs as of December 31, 2024 was $239,138 with a weighted-average period of approximately three years. Total unrecognized compensation expense as of December 31, 2024 was $239,161.
There were 8,951 shares available for grant at December 31, 2024.
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

Tranche	Company Stock Price Hurdle	Number of RSUs Eligible to Vest
1 (1)	$127.50	90
2 (1)	$153.00	90
3 (2)	$178.50	90
4 (3)	$204.00	180
5 (4)	$255.00	180
6 (5)	$306.00	180
7	$357.00	180
8	$408.00	180
9	$612.00	270
10	$816.00	360
________________
(1) Stock price hurdle for the tranche was achieved in 2021, the service condition satisfied in 2022, and shares were released to CEO and CTO on August 14, 2023. Of the 180 shares underlying RSUs released, an aggregate of 96 shares were disbursed to the founders in a net-share settlement, and 84 shares were withheld by the Company to cover the founders’ tax withholding obligations.

(2) Stock price hurdle and the service condition for the tranche was achieved as of November 22, 2023; the shares were released after the one-year holding requirement was satisfied on November 22, 2024. Of the 90 shares underlying RSUs released, an aggregate of 42 shares were disbursed to the founders in a net-share settlement, and 48 shares were withheld by the Company to cover the founders’ tax withholding obligations.

(3) Stock price hurdle and the service condition for the tranche was achieved as of December 26, 2023; the shares were released after the one-year holding requirement was satisfied on December 26, 2024. Of the 180 shares underlying RSUs released, an aggregate of 85 shares were disbursed to the founders in a net-share settlement, and 95 shares were withheld by the Company to cover the founders’ tax withholding obligations.

(4) Stock price hurdle and the service condition for the tranche was achieved as of October 18, 2024; the shares will be released after the one-year holding requirement has been satisfied.

(5) Stock price hurdle and the service condition for the tranche was achieved as of November 26, 2024; the shares will be released after the one-year holding requirement has been satisfied.

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
The Company recognized $19,799, $26,622 and $30,997 of stock-based compensation expense related to the Founders Awards for the years ended December 31, 2024, 2023 and 2022, respectively, which is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2024, there is $16,936 of unrecognized stock-based compensation expense related to these awards.
Total stock-based compensation expense was $110,477, $95,221 and $73,820 for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-based compensation expense is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as shown in the following table:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of revenues	$68	$55	$38
Research and development	60,076	45,119	26,373
Sales and marketing	4,912	3,908	2,540
General and administrative	45,421	46,139	44,869
Total	$110,477	$95,221	$73,820
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the years ended December 31, 2024 and 2023.
11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the years ended December 31, 2024, 2023 and 2022.
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
12.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $6,965, $5,908 and $4,624 during the years ended December 31, 2024, 2023 and 2022 respectively. The Company did not make any discretionary matching or profit sharing contributions during the years ended December 31, 2024, 2023 and 2022.
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

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$88,574	$16,067	(59,574)
Denominator:
Weighted-average shares in computing net income (loss) per share attributable to Class A and Class B common stockholders, basic and diluted	43,504	41,451	39,470
Effect of dilutive securities
Founder awards where performance has been met	360	270	—
Dilutive effect of stock options outstanding (1)	1,435	2,774	—
RSUs outstanding	1,802	2,027	—
Denominator for dilutive net income per common share - weighted-average shares	47,101	46,522	39,470
Basic income (loss) per common share	$2.04	$0.39	$(1.51)
Diluted income (loss) per common share	$1.88	$0.35	$(1.51)

________________
(1) The Company had 1.5 million options outstanding as of December 31, 2024. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

Since the Company was in a net loss position for the year ended December 31, 2022 there is no difference between the number of shares used to calculate basic and diluted loss per share. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive are as follows:

Year Ended December 31,
(In thousands)	2022
Stock options outstanding	180
RSUs outstanding	4,410
Founder awards where performance has been met	2,036
Total	6,626
Founder awards of 1,620, where the performance criteria has not been satisfied, are excluded from the above table because the stock-price hurdles for those awards had not been met as of December 31, 2022.

14.    SUBSEQUENT EVENTS
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2024.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) Trading Plans
On November 14, 2024, Natalie Glance, Chief Engineering Officer, entered into a 10b5-1 sales plan (the “Glance 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the sale of the net number of shares of Class A common stock underlying 22,099 unvested restricted stock units received after giving effect to the number of shares automatically sold to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (i) is not determinable) and (ii) the sale of 14,855 shares of Class A common stock shares. The Glance 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 31, 2025, (2) the date on which all trades set forth in the Glance 10b5-1 Sales Plan have been executed, or (3) such time as the Glance 10b5-1 Sales Plan is otherwise terminated according to its terms.
On December 7, 2024, Gillian Munson, a member of our Board of Directors, entered into a 10b5-1 sales plan (the “Munson 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of vested stock options and the associated sale of up to 5,000 shares of the Company’s Class A common stock. The Munson 10b5-1 Sales Plan will remain in effect until the earlier of (1) August 14, 2025, (2) the date on which all trades set forth in the Munson 10b5-1 Sales Plan have been executed, or (3) such time as the Munson 10b5-1 Sales Plan is otherwise terminated according to its terms.

On December 9, 2024, James Shelton, a member of our Board of Directors, entered into a 10b5-1 sales plan (the “Shelton 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the potential exercise of vested stock options and the associated sale of up to 20,000 shares of the Company’s Class A common stock, and (ii) the sale of up to 895 shares of Class A common stock underlying unvested restricted stock units. The Shelton 10b5-1 Sales Plan will remain in effect until the earlier of (1) August 29, 2025, (2) the date on which all trades set forth in the Shelton 10b5-1 Sales Plan have been executed, or (3) such time as the Shelton 10b5-1 Sales Plan is otherwise terminated according to its terms.
On December 9, 2024, Robert Meese, Chief Business Officer, entered into a 10b5-1 sales plan (the “Meese 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the sale of the net number of shares of Class A common stock underlying 3,543 restricted stock units received after giving effect to the number of shares automatically sold under the Meese 10b5-1 Sales Plan to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (i) is not determinable) and (ii) the sale of 18,080 shares of Class A common stock shares. The Meese 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 31, 2025, (2) the date on which all trades set forth in the Meese 10b5-1 Sales Plan have been executed, or (3) such time as the Meese 10b5-1 Sales Plan is otherwise terminated according to its terms.
No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2025 Proxy Statement (the “2025 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2024.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024..
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
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
Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Amended and Restated Bylaws, as currently in effect	8-K	001-40653	12/08/2023	3.3
4.1	Form of Class A Common Stock Certificate	S-1/A	333-257483	7/19/2021	4.2
4.2	Amended and Restated Investors’ Rights Agreement, dated November 6, 2020, by and among the Registrant and the investors listed therein	S-1/A	333-257483	7/19/2021	4.3
4.3	Description of Registered Securities	10-K	001-40653	3/04/2022	4.3
10.1(a)#	2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(a)
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(b)
10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(c)
10.2(a)#	2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(a)
10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(b)

10.2(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(c)
10.3#	Non-Employee Director Compensation Program	10-Q	001-40653	5/08/2024	10.3
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257483	7/19/2021	10.12
10.5 (a)	Lease by and between 5704 Penn Office, LLC and Duolingo Inc. dated November 16, 2021	10-K	001-40653	3/04/2022	10.5
10.5(b)	Amendment to Office Lease Agreement, dated June 23, 2022 by and between 5704 Penn Office, LLC and the Registrant	10-K	001-40653	3/01/2023	10.8(h)
10.5 (c)	First Amendment to Office Lease Agreement, dated March 4, 2024, by and between 5704 Penn Office, LLC and the Registrant	10-Q	001-40653	5/08/2024	10.1
10.5 (d)	Second Amendment to Office Lease Agreement, dated March 15, 2024, by and between 5704 Penn Office, LLC and the Registrant	10-Q	001-40653	5/08/2024	10.2
10.6#	Form of Change in Control and Severance Agreement	S-1/A	333-257483	7/19/2021	10.14
10.7(a)	Office Lease Agreement, dated November 18,2015, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(a)
10.7(b)	Amendment to Office Lease Agreement, dated June 16, 2016, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(b)
10.7(c)	Second Amendment to Office Lease Agreement, dated October 16, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(c)
10.7(d)	Third Amendment to Office Lease Agreement, dated December 31, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(d)
10.7(e)	Fourth Amendment to Office Lease Agreement, dated August 10, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(e)
10.7(f)	Fifth Amendment to Office Lease Agreement, dated October 22, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(f)
10.7(g)	Sixth Amendment to Office Lease Agreement, dated November 8, 2019, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(g)
10.8	Spotify-Duolingo Sub-Sublease dated December 18, 2023	10-K	001-40653	2/29/2024	10.9#
10.9#	Offer Letter by and between the Registrant and Luis von Ahn	S-1/A	333-257483	7/19/2021	10.5
10.10#	Offer Letter by and between the Registrant and Severin Hacker	S-1/A	333-257483	7/19/2021	10.6
10.11#	Offer Letter by and between the Registrant and Matthew Skaruppa	S-1/A	333-257483	7/19/2021	10.7
10.12#	Offer Letter by and between the Registrant and Robert Meese	S-1/A	333-257483	7/19/2021	10.8
10.13#	Offer Letter by and between the Registrant and Natalie Glance	S-1/A	333-257483	7/19/2021	10.9

10.14#	Offer Letter by and between the Registrant and Stephen Chen	S-1/A	333-257483	7/19/2021	10.10
10.15#	Employee Stock Purchase Plan	S-1/A	333-257483	7/19/2021	10.4
19.1	Inside Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
97	Duolingo, Inc. Policy for recovery of erroneously awarded Compensation	10-K	001-40653	2/29/2024	97	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DUOLINGO, INC.

Date: February 27, 2025	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ Matthew Skaruppa
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Luis von Ahn	Chief Executive Officer and Director	February 27, 2025
Luis von Ahn	(Principal Executive Officer)

/s/ Matthew Skaruppa	Chief Financial Officer	February 27, 2025
Matthew Skaruppa	(Principal Financial Officer and Principal Accounting Officer)

/s/ Amy Bohutinsky	Director	February 27, 2025
Amy Bohutinsky

/s/ Sara Clemens	Director	February 27, 2025
Sara Clemens

/s/ Bing Gordon	Director	February 27, 2025
Bing Gordon

/s/ Severin Hacker	Chief Technology Officer and Director	February 27, 2025
Severin Hacker

/s/ John Lilly	Director	February 27, 2025
John Lilly

/s/ Gillian Munson	Director	February 27, 2025
Gillian Munson

/s/ Bonnie Ross	Director	February 27, 2025
Bonnie Ross

/s/ Mario Schlosser	Director	February 27, 2025
Mario Schlosser

/s/ Jim Shelton	Director	February 27, 2025
Jim Shelton