Form 10-Q
period 2025-03-31
Duolingo, Inc.
filed 2025-05-02
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of April 30, 2025, 39,260,633 shares of the registrant's Class A common stock were outstanding, and 6,193,612 shares of the registrant's Class B common stock were outstanding.

Table of Contents                                         Page

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our business model and strategic plans, including the introduction of new products, and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
•the success of our development, implementation and use of artificial intelligence and machine learning technologies;
•our reliance on third-party hosting and cloud computing providers;
•our ability to compete for advertisements;
•acceptance by educational organizations of technology-based education;
•changes in our business and macroeconomic conditions;
•those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q; and
•those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”).

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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our operating metrics may not be comparable to those in prior periods. See “Risk Factors—Our user metrics and other operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business” included in the Annual Report on Form 10-K. Other companies, including companies in our industry, may calculate these metrics differently.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$883,996	$785,791
Short-term investments	115,284	91,854
Accounts receivable	114,183	128,923
Deferred cost of revenues	89,564	80,162
Prepaid expenses and other current assets	16,630	14,858
Total current assets	1,219,657	1,101,588
Operating lease right-of-use assets	46,369	47,495
Intangible assets, net	18,872	19,899
Long-term investments	83,342	98,292
Property and equipment, net	19,161	18,943
Goodwill	10,538	10,538
Restricted cash	2,735	2,735
Deferred tax assets, net	675	675
Other assets	1,797	1,563
Total assets	$1,403,146	$1,301,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$415,023	$372,884
Accounts payable	2,546	6,381
Income tax payable	6,381	6,591
Accrued expenses and other current liabilities	30,535	36,375
Total current liabilities	454,485	422,231
Long-term obligation under operating leases	54,533	54,656
Deferred tax liabilities, net	302	291
Total liabilities	509,320	477,178
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 39,220 and 38,730 issued and outstanding at March 31, 2025 and December 31, 2024, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of March 31, 2025 and December 31, 2024; 6,196 and 6,206 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	984,534	950,393
Accumulated deficit	(90,712)	(125,847)
Total stockholders’ equity	893,826	824,550
Total liabilities and stockholders' equity	$1,403,146	$1,301,728
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$230,743	$167,553
Cost of revenues	66,647	45,191
Gross profit	164,096	122,362
Operating expenses:
Research and development	70,390	50,878
Sales and marketing	26,662	19,931
General and administrative	43,450	35,114
Total operating expenses	140,502	105,923
Income from operations	23,594	16,439
Other income (expense), net	1,001	(621)
Income before interest income and income taxes	24,595	15,818
Interest income	10,415	10,033
Income before income taxes	35,010	25,851
Benefit from income taxes	(125)	(1,105)
Net income and comprehensive income	$35,135	$26,956
Net income per share attributable to Class A and Class B common stockholders, basic	$0.78	$0.63
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.72	$0.57
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	24,985	—	24,985
Stock options exercised	326	—	3,610	—	3,610
Release of restricted stock units	205	—	—	—	—
Net income	—	—	—	26,956	26,956
BALANCE—March 31, 2024	43,057	$4	$898,513	$(187,465)	$711,052
BALANCE—January 1, 2025	44,936	$4	$950,393	$(125,847)	$824,550
Stock-based compensation expense	—	—	31,018	—	31,018
Stock options exercised	276	—	3,123	—	3,123
Release of restricted stock units	204	—	—	—	—
Net income	—	—	—	35,135	35,135
BALANCE—March 31, 2025	45,416	$4	$984,534	$(90,712)	$893,826
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$35,135	$26,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,590	2,074
Stock-based compensation expense	31,018	24,985
Accretion on marketable securities, net	(550)	—
Changes in assets and liabilities:
Deferred revenue	42,139	30,121
Accounts receivable	14,740	12,554
Deferred cost of revenues	(9,402)	(6,466)
Prepaid expenses and other current assets	(1,772)	(3,465)
Accounts payable	(3,843)	(398)
Accrued expenses and other current liabilities	(6,204)	(4,514)
Noncurrent assets and liabilities	780	1,667
Net cash provided by operating activities	105,631	83,514
Cash flows from investing activities:
Purchases of investments	(26,606)	—
Maturities of investments	18,676	—
Capitalized software expense and purchases of intangible assets	(1,310)	(3,607)
Purchase of property and equipment	(1,309)	(1,414)
Net cash used for investing activities	(10,549)	(5,021)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,123	3,610
Net cash provided by financing activities	3,123	3,610
Net increase in cash, cash equivalents and restricted cash	98,205	82,103
Cash, cash equivalents and restricted cash - Beginning of period	788,526	750,345
Cash, cash equivalents and restricted cash - End of period	$886,731	$832,448
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$87	$—
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$162	$1,070
Right of use assets obtained in exchange for new operating lease liabilities	$—	$31,358
Right of use assets disposed of or adjusted for modifying operating leases liabilities	$—	$1,303
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three months ended March 31, 2025 and 2024. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We applied the accounting policies consistently with those used in the preparation of the Annual Report on Form 10-K in preparing these Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K and filed with the SEC.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles—The Unaudited Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with GAAP.
Use of Estimates—The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and accompanying notes. Significant estimates and assumptions reflected in the Unaudited Condensed Consolidated Financial Statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, stock-based compensation, operating lease right-of-use assets and liabilities, capitalization of internally developed software and associated useful lives, contingent liabilities, and valuation of goodwill and intangible assets from acquisitions. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s Unaudited Condensed Consolidated Financial Statements will be affected.
Advertising Costs— Advertising costs were approximately $17,535 and $14,020 for the three months ended March 31, 2025 and 2024, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.
The majority of revenue comes through the subscriptions and advertising streams, and payments are made to Duolingo through service providers. Two service providers, Apple and Google, accounted for 67.7% and 16.2% of total Accounts receivable as of March 31, 2025, respectively. Two service providers, Apple and Google accounted for 64.7% and 21.1% of total Accounts receivable as of December 31, 2024, respectively.
Segment—The Company operates as a single operating segment and derives revenues from customers through time-based subscriptions, in-app advertising placement by third parties, the Duolingo English Test, and In-App Purchases. The Chief Executive Officer, as the chief operating decision maker, evaluates the Company’s performance and allocates resources based on consolidated net income, as presented in the income statement, supplemented by disaggregated revenue details. Significant segment expenses are those that are presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure, and operates as one reporting unit.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three months ended March 31, 2025 and 2024.
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

With respect to cash equivalents and accounts receivable, given consideration of their short maturity, lack of historical losses and the current environment, the Company concluded there is generally no expected credit losses for these financial assets. With respect to held-to-maturity marketable securities which are comprised of debt securities, the Company evaluates expected credit losses on a pooled basis based on issuer-type which have similar credit risk characteristics. There is no allowance for credit losses for all periods presented.
Recent Accounting Pronouncements
Recently Issued Pronouncements Not Yet Adopted
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
Level 2—Inputs include:
•Quoted prices for identical or similar assets or liabilities in active markets;
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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of March 31, 2025 and December 31, 2024:

As of March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$80,352	$80,352	$—	$—

Level 1
Commercial paper	$12,060	$13	$—	$12,073	$—	$12,060	$—
Money market funds	803,644	—	—	803,644	803,644	—	—
Subtotal	$815,704	$13	$—	$815,717	$803,644	$12,060	$—

Level 2
Asset-backed securities	$20,972	$9	$(2)	$20,979	$—	$1,842	$19,130
Certificates of deposit	15,521	3	(4)	15,520	—	15,521	—
Corporate debt securities	138,324	40	(215)	138,149	—	85,861	52,463
U.S. Treasury securities	10,349	6	(6)	10,349	—	—	10,349
Subtotal	$185,166	$58	$(227)	$184,997	$—	$103,224	$81,942

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,000,870	$71	$(227)	$1,082,466	$883,996	$115,284	$83,342

As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$73,351	$73,351	$—	$—

Level 1
Commercial paper	$15,659	$2	$(1)	$15,661	$—	$15,659	$—
Money market funds	712,440	—	—	712,440	712,440	—	—
Subtotal	$728,099	$2	$(1)	$728,101	$712,440	$15,659	$—
Level 2
Asset-backed securities	$16,280	$10	$(1)	$16,289	$—	$697	$15,583
Certificates of deposit	11,521	—	(14)	11,507	—	11,521	—
Corporate debt securities	126,031	7	(494)	125,543	—	55,013	71,018
U.S. Treasury securities	19,255	2	(61)	19,195	—	8,964	10,291
Subtotal	$173,087	$19	$(570)	$172,534	$—	$76,195	$96,892

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$901,186	$21	$(571)	$975,386	$785,791	$91,854	$98,292
As of March 31, 2025 and December 31, 2024, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and five years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. Accrued interest was $1,614 and $1,487 as of March 31, 2025 and December 31, 2024, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of March 31, 2025, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No allowance for credit losses have been were recognized in the financial statements for held-to-maturity debt securities for the periods ended March 31, 2025 and 2024.
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

4.      REVENUE
Disaggregation of Revenue
In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue streams, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Subscription	$190,987	$131,688
Other (1)	39,756	35,865
Total revenues	$230,743	$167,553
________________
(1) Other revenue is comprised of the below.

	Three Months Ended March 31,
(In thousands)	2025	2024
Advertising	$17,882	$12,952
Duolingo English Test	11,986	12,755
In-App Purchases	9,442	9,924
Other	446	234
Total other revenue	$39,756	$35,865

Three service providers, Apple, Google and Stripe, processed 61.3%, 23.3%, and 11.0% of total revenues for the three months ended March 31, 2025, respectively. Three services providers, Apple, Google, and Stripe processed 59.3%, 23.7% and 12.9% of total revenues for the three months ended March 31, 2024, respectively.
Deferred revenue mostly consists of payments received in advance of revenue recognition, and is mostly related to time-based subscriptions, which will be recognized into revenue over the course of the upcoming year (recognized over 12 months or less). Additionally, the Duolingo English Test has deferred revenue related to tests that have been purchased, but will not be recognized until the tests have been proctored. Changes in deferred revenues were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance—January 1	$372,884	$249,192
Amount from beginning balance recognized into revenue	(150,183)	(102,257)
Recognition of deferred revenue	(59,691)	(40,907)
Deferral of revenue	252,013	173,285
Ending balance—March 31	$415,023	$279,313
5.    PROPERTY and EQUIPMENT, net

Property and equipment, net, consists of the following:

(In thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$26,753	$26,938
Furniture, fixtures and equipment	10,071	8,415
Total property and equipment	36,824	35,353
Less: accumulated depreciation	(17,663)	(16,410)
Total property and equipment, net	$19,161	$18,943
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31,
(In thousands)	2025	2024
Research and development	$756	$440
Sales and marketing	95	52
General and administrative	402	575
Total	$1,253	$1,067

6.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net, consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Capitalized software	$36,991	$35,681
Acquired technology	1,007	1,007
Other indefinite-lived intangible assets	117	117
Total intangible assets	38,115	36,805
Less: accumulated amortization	(19,243)	(16,906)
Intangible assets, net	$18,872	$19,899
The Company capitalized $1,310 and $3,607 of software development costs, with the majority of the costs being employee wages, during the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenues	$2,211	$848
Sales and marketing	126	159
Total	$2,337	$1,007

The estimated future amortization expense of capitalized software and acquired technology with definite lives as of March 31, 2025 was as follows:

(In thousands)	Amortization Expense
Remainder of 2025	$6,366
2026	7,417
2027	4,176
2028	482
2029	157
Thereafter	157
Total estimated future amortization expense	$18,755

The following table represents the changes to goodwill during the three months ended March 31, 2025:

Carrying amount
Balance as of December 31, 2024	$10,538
Acquisitions	—
Balance as of March 31, 2025	$10,538
As of March 31, 2025 and December 31, 2024, $6,795 and $6,923 of goodwill is deductible for tax purposes, respectively.
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
The Company’s PAETR differs from the U.S. federal statutory rate of 21.0% during the three months ended March 31, 2025 and 2024 primarily due to the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets.
The Company’s income before taxes, income tax benefit and effective tax rates were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024
Income before income taxes	$35,010	$25,851
Benefit from income taxes	(125)	(1,105)
Effective tax rate	(0.4)%	(4.3)%
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $125 and $1,105, respectively.
For both of the periods ended March 31, 2025 and March 31, 2024, the Company has recognized a year-to-date discrete tax benefit attributable to the excess tax benefits of stock-based compensation activity.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income to fully utilize these assets. As of March 31, 2025, the Company continues to maintain a full allowance against its U.S. federal and state net deferred tax assets.
Given the Company’s recent history of earnings, management believes there is a reasonable possibility that, during the year, sufficient positive evidence may become available to support a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.
8.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In connection with the IPO, the Company adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), both of which became effective on July 26, 2021. The 2021 Plan and ESPP include an annual share increase provision through January 1, 2031, subject to limits and Board discretion. On January 1, 2025, the number of Class A shares available under the 2021 Plan was increased by 2,247 shares of common stock. No grants have been made under the ESPP, and in February 2025, the Board waived all future automatic share increases under the ESPP.
The Company’s stock options generally vest over four years based on continued service to the Company and its subsidiaries. Each option has a term of ten years. Any stock options granted under the 2021 Plan must generally have an exercise price of not less than the estimated fair market value of the underlying Class A common stock at the date of the grant, but as of March 31, 2025 no options had been granted under the 2021 Plan.
A summary of stock option activity as of March 31, 2025 is as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2025	1,523	$18.73	4.67	$465,985
Granted (1)	—
Exercised	(276)	11.31
Forfeited and expired (2)	—	—
Options outstanding at March 31, 2025	1,247	$20.37	4.64	$362,445
Options exercisable at March 31, 2025	1,247	$20.30	4.64	$362,416
________________
(1) There were no stock options granted during the three months ended March 31, 2025.
(2) There was a nominal amount of forfeitures and expirations during the three months ended March 31, 2025.

The total intrinsic value of options exercised was approximately $90,743 and $64,343 for the periods ended March 31, 2025 and 2024, respectively.

The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our Class A common stock on the date of grant. Each RSU vests based upon the satisfaction of length of service. The Company measures and recognizes stock-based compensation expense for all stock-based awards based on the estimated fair value of the award.
A summary of RSU activity as of March 31, 2025 is as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2025	1,802	$143.96
Granted	80	432.69
Released	(204)	113.76
Forfeited	(34)	129.48
Outstanding at March 31, 2025	1,644	$162.06
As of March 31, 2025, there was approximately $2 of unrecognized stock-based compensation expense related to stock options granted under the plans with a weighted-average period of approximately 1 month. The amount of unrecognized stock-based compensation expense for RSUs as of March 31, 2025 was $241,920 with a weighted-average period of approximately three years. Total unrecognized compensation expense as of March 31, 2025 was $241,922.
There were 8,905 shares available for grant at March 31, 2025.
Performance-based RSUs
In June 2021, the Company granted an aggregate of 1,800 performance-based RSUs (the “Founder Awards”) to its founders. Vesting is subject to both service- and performance-based conditions, with settlement occurring one year after vesting. The awards vest in 10 tranches based on stock-price hurdles measured over a ten year period from the grant date. The service condition vests 25% annually beginning on the IPO anniversary, July 30, 2021, subject to continued service.
The Company used a Monte Carlo simulation to estimate the fair value of the Founder Awards. The weighted-average grant date fair value was $61.56 per share, and total estimated expense to be recognized over the derived service periods (ranging from 3.58 to 5.92 years) is $110,817. Stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved, and is accelerated if hurdles are met earlier.
The Company recognized $4,114 and $5,540 of stock-based compensation expense related to the Founder Awards for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, $12,822 of unrecognized stock-based compensation expense remains.
Total stock-based compensation expense was $31,018 and $24,985 for the three months ended March 31, 2025 and 2024, respectively.

Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenues	$20	$16
Research and development	17,813	13,006
Sales and marketing	1,431	1,054
General and administrative	11,754	10,909
Total	$31,018	$24,985
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three months ended March 31, 2025 and 2024.
9.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three months ended March 31, 2025 and 2024.
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
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $1,969 and $1,583 during the three months ended March 31, 2025 and 2024, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three months ended March 31, 2025 or 2024.
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

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net income attributable to Class A and Class B common stockholders	$35,135	$26,956
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic and diluted	45,148	42,780
Effect of dilutive securities
Founder awards where performance has been met	540	270
Dilutive effect of stock options outstanding (1)	1,165	2,459
RSUs outstanding	1,644	1,844
Denominator for dilutive net income per common share - weighted-average shares	48,497	47,353
Basic income per common share	$0.78	$0.63
Diluted income per common share	$0.72	$0.57
________________
(1) The Company had 1.2 million options outstanding as of March 31, 2025. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

12.    SUBSEQUENT EVENTS
None.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. The following discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in “Special Note Regarding Forward-Looking Statements,” and included elsewhere in this Quarterly Report on Form 10-Q, and in Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. In addition, percentages presented are calculated from the underlying numbers in thousands and may not add to their respective totals due to rounding.
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 130 million monthly active users for the three months ended March 31, 2025. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended March 31,
(In millions)	2025	2024
Operating Metrics
Monthly active users (MAUs)	130.2	97.6
Daily active users (DAUs)	46.6	31.4
Paid subscribers (at period end)	10.3	7.4

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating Metrics
Subscription bookings	$232,184	$161,466
Total bookings	$271,648	$197,452

Non-GAAP Financial Measures
Net income (GAAP)	$35,135	$26,956
Adjusted EBITDA	$62,804	$44,005
Net cash provided by operating activities (GAAP)	$105,631	$83,514
Free cash flow (1)	$103,012	$78,493
________________

(1)The prior period has been recast to conform to current period presentation.
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended March 31, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 130.2 million and 97.6 million MAUs for the three months ended March 31, 2025 and 2024, respectively, representing an increase of 33% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our Duolingo App.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended March 31, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 46.6 million and 31.4 million DAUs for the three months ended March 31, 2025 and 2024, respectively, representing an increase of 49% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 35.8% from 32.1% a year ago. We grew DAUs through many of the same marketing and product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of March 31, 2025 and 2024, we had approximately 10.3 million and 7.4 million paid subscribers, respectively, representing an increase of 40% from the prior year period. We grew paid subscribers through product initiatives designed to make Duolingo subscription offerings more appealing, which we believe helped us attract new subscribers and retain existing subscribers.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from a purchase of any Duolingo subscription offering. Total bookings include subscription bookings, income from advertising networks for advertisements served to our users, purchases of the Duolingo English Test, and in-app purchases of virtual goods. We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, the majority of which are twelve months in duration.

For the three months ended March 31, 2025 and 2024, we generated $232.2 million and $161.5 million of subscription bookings, respectively, representing an increase of $70.7 million, or 44% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended March 31, 2025 and 2024, we generated $271.6 million and $197.5 million total bookings, respectively, representing an increase of $74.2 million, or 38% from the prior year period. We grew total bookings primarily through growth in subscription bookings as noted above.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, and acquisition earn-out costs. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$35,135	$26,956
Add (deduct):
Interest income	(10,415)	(10,033)
Benefit from income taxes	(125)	(1,105)
Depreciation and amortization	3,590	2,074
Stock-based compensation expenses related to equity awards (1)	34,519	26,113
Acquisition earn-out costs (2)	100	—
Adjusted EBITDA	$62,804	$44,005
________________

(1)In addition to stock-based compensation expense of $31.0 million and $25.0 million for the three months ended March 31, 2025 and 2024, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Research and development	$1,159	$536
Sales and marketing	72	29
General and administrative	2,270	563
Total	$3,501	$1,128

(2)Represents costs incurred related to the earn-out payments on an acquisition, which is included within General and administrative expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended March 31, 2025 and 2024, we generated net income of $35.1 million and $27.0 million, respectively, representing an increase of $8.2 million. The increase in net income as compared to the comparative period was primarily due to our growth in revenue, offset by an increase in stock-based compensation expenses related to equity awards.
For the three months ended March 31, 2025 and 2024, we generated Adjusted EBITDA of $62.8 million and $44.0 million, respectively, representing an increase of $18.8 million. Adjusted EBITDA increased due to a our growth in revenue.
Free Cash Flow. Free cash flow is defined as net cash provided by operating activities, less capitalized software development costs and purchases of property and equipment. Beginning in the first quarter of 2025, we have aligned our calculation of free cash flow to this definition, and prior periods in this Quarterly Report on Form 10-Q have been recast to conform to this presentation. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$105,631	$83,514
Less: Capitalized software development costs and purchases of intangible assets	(1,310)	(3,607)
Less: Purchases of property and equipment	(1,309)	(1,414)
Free cash flow (1)	$103,012	$78,493
________________
(1)The prior period has been recast to conform to current period presentation.

For the three months ended March 31, 2025 and 2024, we generated $105.6 million and $83.5 million of net cash provided by operating activities, respectively, representing an increase of $22.1 million. The increases were primarily due to higher net income adjusted for non-cash items and changes in working capital, including an increase in deferred revenue.
For the three months ended March 31, 2025 and 2024, we generated $103.0 million and $78.5 million of free cash flow, respectively, representing an increase of $24.5 million. The increase in free cash flow was mainly attributable to the increase in net cash provided by operating activities.
Constant Currency. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP percentage change in constant currency revenues and bookings, which exclude the impact of fluctuations in foreign currency exchange rates, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business. The impact of changes in foreign currency may vary significantly from period to period, and such changes generally are outside of the control of our management. We calculate constant currency revenues by translating current period foreign currency revenues using prior-year exchange rates applied consistently over the full revenue recognition period. We calculate constant currency bookings by using current period foreign currency bookings and translating them to constant currency using prior year comparable period exchange rates. The constant currency percentage change for revenues and bookings is calculated by dividing the difference between the constant currency amount and the prior year comparable period amount by the prior year comparable period amount.
Total revenues were $230.7 million for the three months ended March 31, 2025, which represents an increase of 38% on a reported basis and 40% on a constant currency basis, over the three months ended March 31, 2024. Subscription revenues totaled $191.0 million for the three months ended March 31, 2025, which represents an increase of 45% on a reported basis and 47% on a constant currency basis over the three months ended March 31, 2024.
Total bookings were $271.6 million for the three months ended March 31, 2025, which represents an increase of 38% on a reported basis and 42% on a constant currency basis, over the three months ended March 31, 2024. Subscription bookings totaled $232.2 million for the three months ended March 31, 2025, which represents an increase of 44% on a reported basis and 48% on a constant currency basis, over the three months ended March 31, 2024.
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
Interest Income

Interest income consists of income earned on our cash and money market funds included in cash and cash equivalents and income earned and net accretion on our marketable securities.
Other income (expense), net
Other income (expense), net consists primarily of foreign currency exchange gains and losses.
Benefit from income taxes
The benefit for income taxes represents the tax impact associated with our operations under the tax laws of the jurisdictions in which we operate. In addition to the U.S., we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Revenues	$230,743	$167,553	38
Cost of revenues (1) (2)	66,647	45,191	47
Gross profit	164,096	122,362	34
Operating expenses:
Research and development (1) (2)	70,390	50,878	38
Sales and marketing (1) (2)	26,662	19,931	34
General and administrative (1) (2)	43,450	35,114	24
Total operating expenses	140,502	105,923	33
Income from operations	23,594	16,439	44
Other income (expense), net	1,001	(621)	nm
Income before interest income and income taxes	24,595	15,818	55
Interest income	10,415	10,033	4
Income before income taxes	35,010	25,851	35
Benefit from income taxes	(125)	(1,105)	(89)
Net income and comprehensive income	$35,135	$26,956	30%
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenues	$20	$16
Research and development	17,813	13,006
Sales and marketing	1,431	1,054
General and administrative	11,754	10,909
Total	$31,018	$24,985

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenues (a)	$2,211	$848
Research and development	756	440
Sales and marketing (a)	221	211
General and administrative	402	575
Total	$3,590	$2,074
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue.

	Three Months Ended March 31,
	2025	2024
Revenues	100%	100%
Cost of revenues	29	27
Gross profit	71	73
Operating expenses:
Research and development	31	30
Sales and marketing	12	12
General and administrative	19	21
Total operating expenses	61	63
Income from operations	10	10
Other income (expense), net	—	—
Income before interest income and income taxes	11	9
Interest income	5	6
Income before income taxes	15	15
Benefit from income taxes	—	(1)
Net income and comprehensive income	15%	16%
Revenues
Revenues increased by $63.2 million, or 38%, to $230.7 million during the three months ended March 31, 2025, from revenues of $167.6 million during the three months ended March 31, 2024. The main drivers of the increase were:
•Subscription revenue increased by $59.3 million, or 45%, to $191.0 million during the three months ended March 31, 2025, primarily due to an increase in the average number of paid subscribers during the period;
•Other revenue increased by $3.9 million, or 11%, to $39.8 million during the three months ended March 31, 2025, primarily driven by increased advertising revenue resulting from the increase in DAUs, which resulted in increased advertisements served, offset by decreases in average revenue per DAU.

The following table provides the changes in revenues by product type:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change	% Change
Subscription	$190,987	$131,688	$59,299	45
Other (1)	39,756	35,865	3,891	11
Total revenues	$230,743	$167,553	$63,190	38
________________
(1) Other revenue is comprised mainly of Advertising, Duolingo English Test, and In-App Purchases.

Cost of Revenues and Gross Margin. Total gross margin decreased to 71.1% from 73.0% during the three months ended March 31, 2025 and 2024. This was mainly due to lower subscription gross margin as a result of increased generative AI costs year over year related to expansion of the Duolingo Max subscription tier.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended March 31,
	2025		2024		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$66,647	71.1%	$45,191	73.0%	$21,456	(1.9)%
Operating Expenses
Research and Development. Research and development expense increased by $19.5 million, or 38%, to $70.4 million during the three months ended March 31, 2025 from $50.9 million during the three months ended March 31, 2024. The increase was mainly due to:
•Increased net personnel costs of $16.7 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $14.6 million, including increased stock-based compensation expense of $5.4 million. Additionally, there was an increase of $2.1 million due to a reduction in wages recorded as capitalized software as compared to the prior year;
•Increased web services and technology costs of $2.2 million; and
•Increased travel and other costs of $0.6 million.
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
Sales and Marketing. Sales and marketing expense increased by $6.7 million, or 34%, to $26.7 million during the three months ended March 31, 2025 from $19.9 million during the three months ended March 31, 2024.
This increase was mainly due to:
•Increased direct marketing and other expenses of $4.8 million; and
•Increased personnel costs of $1.9 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.4 million.

General and Administrative. General and administrative expense increased by $8.3 million, or 24%, to $43.5 million during the three months ended March 31, 2025 from $35.1 million during the three months ended March 31, 2024. This increase was mainly due to:
•Increased net personnel costs of $4.9 million, including an increase of $2.6 million in stock-based compensation related expense;
•Increased travel and meals expenses of $1.5 million;
•Increased web services and technology costs of $1.4 million;
•Increased tax related expenses of $0.8 million; and
•Increased office and other expenses of $0.9 million.
The above increases were partially offset by decreases in facility-related and professional costs of $1.2 million.
Interest Income
Interest income increased by $0.4 million, or 4%, to $10.4 million during the three months ended March 31, 2025, from $10.0 million during the three months ended March 31, 2024. The increase was due to higher average interest-bearing balances offset by slightly lower interest rates.
Other income (expense), net
Other income (expense), net increased by $1.6 million, during the three months ended March 31, 2025, mainly from the impact from changes in foreign currency rates.
Benefit from income taxes
Income tax benefit was $0.1 million during the three months ended March 31, 2025, compared to $1.1 million during the three months ended March 31, 2024. The change in income tax benefit was primarily driven by the impact of the Foreign-Derived Intangible Income (FDII) deduction related to foreign sales, the tax effects of stock-based compensation, and limitations on the deductibility of executive compensation under U.S. federal and state tax laws.
Liquidity and Capital Resources
We finance our operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of March 31, 2025, we had $884.0 million in cash and cash equivalents and $115.3 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, certificates of deposit, and commercial paper.
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
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2025, we had deferred revenues of $415.0 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$105,631	$83,514
Net cash used for investing activities	(10,549)	(5,021)
Net cash provided by financing activities	3,123	3,610
Net increase in cash, cash equivalents and restricted cash	$98,205	$82,103
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $22.1 million, or 26%, to $105.6 million for the three months ended March 31, 2025 from $83.5 million for the three months ended March 31, 2024. This increase was primarily driven by higher net income during the current period, which included increased non-cash stock-based compensation expense. Additionally, growth in deferred revenue contributed to the increase in cash provided by operating activities.
Investing Activities
Cash used for investing activities increased by $5.5 million to $10.5 million for the three months ended March 31, 2025, from $5.0 million for the three months ended March 31, 2024. The increase was primarily driven by purchases of investments of $26.6 million during the current period. This increase was partially offset by maturities of investments of $18.7 million, decreased capitalized software and decreased purchases of property and equipment during the current period.
Financing Activities
Cash provided by financing decreased by $0.6 million to $3.1 million for the three months ended March 31, 2025, from $3.6 million for the three months ended March 31, 2024. Cash provided by financing activities in both periods is due to proceeds from exercises of stock options.
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
Recent Accounting Pronouncements
See Note 1, “Description of the Business and Basis of Presentation,” and Note 2, “Summary of Significant Accounting Policies,” in the notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2025, we had $803.6 million of cash equivalents invested in money market funds and $198.6 million of investments mainly in corporate debt securities, U.S. Treasury securities, certificates of deposit, and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.
Item 1A. Risk Factors
The Company's risk factors are described in Part I, Item 1A, "Risk Factors" of the Annual Report on Form 10-K. These factors could materially adversely affect our business, financial condition, and results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) Trading Plans
No “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025.

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

DUOLINGO, INC.

Date: May 1, 2025	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)