Form 10-Q
period 2025-06-30
Duolingo, Inc.
filed 2025-08-07
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of August 5, 2025, 39,694,545 shares of the registrant's Class A common stock were outstanding, and 6,127,362 shares of the registrant's Class B common stock were outstanding.

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
•the accuracy of market research published about the Company by third-party data scraping services;
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

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$976,231	$785,791
Short-term investments	121,652	91,854
Accounts receivable	112,919	128,923
Deferred cost of revenues	93,794	80,162
Prepaid expenses and other current assets	19,394	14,858
Total current assets	1,323,990	1,101,588
Operating lease right-of-use assets	80,987	47,495
Long-term investments	75,362	98,292
Intangible assets, net	19,924	19,899
Property and equipment, net	19,685	18,943
Goodwill	10,538	10,538
Restricted cash	2,735	2,735
Deferred tax assets, net	675	675
Other assets	8,663	1,563
Total assets	$1,542,559	$1,301,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$431,177	$372,884
Accounts payable	7,729	6,381
Income tax payable	24	6,591
Accrued expenses and other current liabilities	32,453	36,375
Total current liabilities	471,383	422,231
Long-term obligation under operating leases	93,843	54,656
Deferred tax liabilities, net	302	291
Total liabilities	565,528	477,178
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 39,660 and 38,730 issued and outstanding at June 30, 2025 and December 31, 2024, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of June 30, 2025 and December 31, 2024; 6,127 and 6,206 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	1,022,958	950,393
Accumulated deficit	(45,931)	(125,847)
Total stockholders’ equity	977,031	824,550
Total liabilities and stockholders' equity	$1,542,559	$1,301,728
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$252,265	$178,327	$483,008	$345,880
Cost of revenues	69,684	47,349	136,331	92,540
Gross profit	182,581	130,978	346,677	253,340
Operating expenses:
Research and development	73,670	55,147	144,060	106,025
Sales and marketing	29,563	20,174	56,225	40,105
General and administrative	45,985	36,957	89,435	72,071
Total operating expenses	149,218	112,278	289,720	218,201
Income from operations	33,363	18,700	56,957	35,139
Other income (expense), net	1,660	(707)	2,661	(1,328)
Income before interest income and income taxes	35,023	17,993	59,618	33,811
Interest income	11,427	10,721	21,842	20,754
Income before income taxes	46,450	28,714	81,460	54,565
Provision for income taxes	1,669	4,363	1,544	3,258
Net income and comprehensive income	$44,781	$24,351	$79,916	$51,307
Net income per share attributable to Class A and Class B common stockholders, basic	$0.98	$0.56	$1.76	$1.19
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.91	$0.51	$1.64	$1.08
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—April 1, 2024	43,057	$4	$898,513	$(187,465)	$711,052
Stock-based compensation expense	—	—	26,746	—	26,746
Stock options exercised	254	—	4,795	—	4,795
Release of restricted stock units	189	—	—	—	—
Net income	—	—	—	24,351	24,351
BALANCE—June 30, 2024	43,500	$4	$930,054	$(163,114)	$766,944
BALANCE—April 1, 2025	45,416	$4	$984,534	$(90,712)	$893,826
Stock-based compensation expense	—	—	34,592	—	34,592
Stock options exercised	162	—	3,832	—	3,832
Release of restricted stock units	209	—	—	—	—
Net income	—	—	—	44,781	44,781
BALANCE—June 30, 2025	45,787	$4	$1,022,958	$(45,931)	$977,031
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	51,731	—	51,731
Stock options exercised	580	—	8,405	—	8,405
Release of restricted stock units	394	—	—	—	—
Net income	—	—	—	51,307	51,307
BALANCE—June 30, 2024	43,500	$4	$930,054	$(163,114)	$766,944
BALANCE—January 1, 2025	44,936	$4	$950,393	$(125,847)	$824,550
Stock-based compensation expense	—	—	65,610	—	65,610
Stock options exercised	438	—	6,955	—	6,955
Release of restricted stock units	413	—	—	—	—
Net income	—	—	—	79,916	79,916
BALANCE—June 30, 2025	45,787	$4	$1,022,958	$(45,931)	$977,031
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$79,916	$51,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,030	4,317
Stock-based compensation expense	65,610	51,731
Accretion on marketable securities, net	(1,017)	—
Changes in assets and liabilities:
Deferred revenue	58,293	42,285
Accounts receivable	16,004	11,253
Deferred cost of revenues	(13,632)	(9,354)
Prepaid expenses and other current assets	(4,536)	(5,035)
Accounts payable	593	736
Accrued expenses and other current liabilities	(10,350)	(4,199)
Noncurrent assets and liabilities	(1,605)	2,861
Net cash provided by operating activities	196,306	145,902
Cash flows from investing activities:
Purchases of investments	(48,321)	—
Maturities of investments	42,470	—
Capitalized software expense and purchases of intangible assets	(4,463)	(6,700)
Purchase of property and equipment	(2,507)	(6,977)
Net cash used for investing activities	(12,821)	(13,677)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,955	8,405
Net cash provided by financing activities	6,955	8,405
Net increase in cash, cash equivalents and restricted cash	190,440	140,630
Cash, cash equivalents and restricted cash - Beginning of period	788,526	750,345
Cash, cash equivalents and restricted cash - End of period	$978,966	$890,975
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,720	$4,927
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$827	$1,782
Landlord incentive included in Other Assets	$6,809	$—
Right of use assets obtained in exchange for new operating lease liabilities	$36,025	$33,039
Right of use assets disposed of or adjusted for modifying operating leases liabilities	$—	$1,303
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
Duolingo is a US-based mobile learning platform, as well as a digital English language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers premium services for a subscription fee. As of the date of this filing, Duolingo offers courses in over 40 different languages, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the U.S., China, and Germany.
Principles of Consolidation—The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and six months ended June 30, 2025 and 2024. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
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
Advertising Costs— Advertising costs were approximately $19,649 and $37,184 for the three and six months ended June 30, 2025, respectively, and $13,448 and $27,468 for the three and six months ended June 30, 2024, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The majority of revenue comes through the subscriptions and advertising streams, and payments are made to Duolingo through service providers. Two service providers, Apple and Google, accounted for 71.0% and 15.5%, respectively, of total Accounts receivable as of June 30, 2025. Two service providers, Apple and Google, accounted for 64.7% and 21.2%, respectively, of total Accounts receivable as of December 31, 2024.
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
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and six months ended June 30, 2025 and 2024.
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
Recent Accounting Pronouncements
Recently Issued Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), which includes improvements to income tax disclosures. The standard is effective for public entities in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue, sales and marketing, and general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the effect that the adoption of this standard will have on its consolidated financial statements.
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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of June 30, 2025 and December 31, 2024:

As of June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$90,505	$90,505	$—	$—

Level 1
Commercial paper	$13,199	$2	$—	$13,201	$1,000	$12,199	$—
Money market funds	884,726	—	—	884,726	884,726	—	—
Subtotal	$897,925	$2	$—	$897,927	$885,726	$12,199	$—

Level 2
Asset-backed securities	$22,361	$17	$(1)	$22,377	$—	$151	$22,209
Certificates of deposit	15,520	—	(4)	15,516	—	15,520	—
Corporate debt securities	119,444	51	(128)	119,367	—	93,782	25,662
U.S. Treasury securities	26,091	91	(3)	26,179	—	—	26,091
Subtotal	$183,416	$159	$(136)	$183,439	$—	$109,453	$73,962

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,081,341	$161	$(136)	$1,173,271	$976,231	$121,652	$75,362

As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$73,351	$73,351	$—	$—

Level 1
Commercial paper	$15,659	$2	$(1)	$15,661	$—	$15,659	$—
Money market funds	712,440	—	—	712,440	712,440	—	—
Subtotal	$728,099	$2	$(1)	$728,101	$712,440	$15,659	$—
Level 2
Asset-backed securities	$16,280	$10	$(1)	$16,289	$—	$697	$15,583
Certificates of deposit	11,521	—	(14)	11,507	—	11,521	—
Corporate debt securities	126,031	7	(494)	125,543	—	55,013	71,018
U.S. Treasury securities	19,255	2	(61)	19,195	—	8,964	10,291
Subtotal	$173,087	$19	$(570)	$172,534	$—	$76,195	$96,892

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$901,186	$21	$(571)	$975,386	$785,791	$91,854	$98,292
As of June 30, 2025 and December 31, 2024, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and four years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. Accrued interest was $2,015 and $1,487 as of June 30, 2025 and December 31, 2024, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, among other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of June 30, 2025, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No allowance for credit losses have been were recognized in the financial statements for held-to-maturity debt securities for the periods ended June 30, 2025 and 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Subscription	$210,678	$143,909	$401,665	$275,597
Other (1)	41,587	34,418	81,343	70,283
Total revenues	$252,265	$178,327	$483,008	$345,880
________________
(1) Other revenue is comprised of the below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Advertising	$20,603	$13,258	$38,485	$26,210
Duolingo English Test	10,088	10,698	22,074	23,453
In-App Purchases	10,390	10,176	19,832	20,100
Other	506	286	952	520
Total other revenue	$41,587	$34,418	$81,343	$70,283

Two service providers, Apple and Google processed 61.6% and 23.9%, and three service providers, Apple, Google and Stripe, processed 61.3%, 23.6%, and 10.4% of total revenues for the three and six months ended June 30, 2025, respectively. Three services providers, Apple, Google, and Stripe processed 60.7%, 23.7%, and 11.2%, and 60.0%, 23.7% and 12.0% of total revenues for the three and six months ended June 30, 2024, respectively.
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

	Six Months Ended June 30,
(In thousands)	2025	2024
Beginning balance—January 1	$372,884	$249,192
Amount from beginning balance recognized into revenue	(262,611)	(176,854)
Recognition of deferred revenue	(175,701)	(121,625)
Deferral of revenue	496,605	340,764
Ending balance—June 30	$431,177	$291,477
5.    PROPERTY and EQUIPMENT, net

Property and equipment, net, consists of the following:

(In thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$26,918	$26,938
Furniture, fixtures and equipment	11,769	8,415
Total property and equipment	38,687	35,353
Less: accumulated depreciation	(19,002)	(16,410)
Total property and equipment, net	$19,685	$18,943
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development	$869	$500	$1,625	$940
Sales and marketing	106	59	201	111
General and administrative	364	582	766	1,157
Total	$1,339	$1,141	$2,592	$2,208

6.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net, consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Capitalized software	$40,009	$35,681
Acquired technology	1,007	1,007
Other indefinite-lived intangible assets	252	117
Total intangible assets	41,268	36,805
Less: accumulated amortization	(21,344)	(16,906)
Intangible assets, net	$19,924	$19,899
The Company capitalized $4,328 and $6,700 of software development costs, with the majority of the costs being employee wages, during the six months ended June 30, 2025 and 2024, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$1,957	$944	$4,168	$1,792
Sales and marketing	144	158	270	317
Total	$2,101	$1,102	$4,438	$2,109

The estimated future amortization expense of capitalized software and acquired technology with definite lives as of June 30, 2025 was as follows:

(In thousands)	Amortization Expense
Remainder of 2025	$4,699
2026	8,425
2027	5,180
2028	1,054
2029	157
Thereafter	157
Total estimated future amortization expense	$19,672

The following table represents the changes to goodwill during the six months ended June 30, 2025:

Carrying amount
Balance as of December 31, 2024	$10,538
Acquisitions	—
Balance as of June 30, 2025	$10,538
As of June 30, 2025 and December 31, 2024, $6,668 and $6,923 of goodwill is deductible for tax purposes, respectively.
7. LEASES
The Company has entered into various operating leases for its office space expiring between fiscal 2025 and 2036. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
In May 2025, the Company entered into an amendment (the “Third Amendment”) to the Office Lease Agreement with 5704 Penn Office, LLC (the "Landlord") for office space located at Liberty East (the “Premise) at 141 South Saint Clair Street, Pittsburgh, Pennsylvania. The Third Amendment grants the Company access to and control of the expansion space to begin tenant improvement work as of the effective date in May 2025.
As a result of obtaining control of the premises, the lease was recognized on the Company’s balance sheet in the second quarter of 2025 in accordance with ASC 842. $35,592 was recognized as a right-of-use-asset and $38,964 was recognized as a lease liability as part of the amendment on the Company’s Unaudited Condensed Consolidated. Under the terms of the Third Amendment, the Landlord provided the Company with a tenant improvement allowance for costs related to the design, permitting, and construction of improvements to the Premise. As of June 30, 2025, $6,809 related to this allowance was recognized within Unaudited Condensed Consolidated Balance Sheet within Other Assets. The full lease term extends through April 30, 2036, and includes approximately 148,266 square feet of leased space.
The following represents the components of lease cost for the three and six months ended June 30, 2025 and 2024 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2,742	$2,706	$4,888	$5,696
Short term lease cost	84	14	120	22
Variable lease cost	128	105	246	252
Total lease cost	$2,954	$2,825	$5,254	$5,970

Cash paid for amounts included in the measurement of lease liabilities	$1,138	$1,606	$2,184	$3,645
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,025	$1,681	$36,025	$33,039
Right of use assets disposed or adjusted, modifying operating leases liabilities	$—	$—	$—	$1,303
Gain from termination of leases	$—	$—	$—	$8

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term	10 years	10 years
Weighted-average discount rate	6.94%	7.14%
Sublease income was immaterial for the three and six months ended June 30, 2025 and 2024.
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2025:

Fiscal year
2025	$2,184
2026	12,169
2027	14,576
2028	14,606
2029	15,053
Thereafter	78,259
Total undiscounted lease payments	$136,847
Present value adjustment	(40,042)
Operating lease liabilities	$96,805
Current lease liabilities of $2,962 and $2,581 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $93,843 and $54,656 are presented within Long-term obligation under operating leases on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and Audited Consolidated Balance Sheet as of December 31, 2024, respectively.
8.    INCOME TAXES
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
The Company’s PAETR differs from the U.S. federal statutory rate of 21.0% during the three and six months ended June 30, 2025 and 2024 primarily due to the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets, the impact of the Foreign-Derived Intangible Income tax regime, and the U.S. R&D credit.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	2025	2024
Income before income taxes	$46,450	$28,714	$81,460	$54,565
Provision for income taxes	1,669	4,363	$1,544	$3,258
Effective tax rate	3.6%	15.2%	1.9%	6.0%
For the three and six months ended June 30, 2025, the Company recorded an income tax provision of $1,669 and $1,544, respectively. For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $4,363 and $3,258, respectively.
For both of the periods ended June 30, 2025 and June 30, 2024, the Company has recognized a year-to-date discrete tax benefit attributable to the excess tax benefits of stock-based compensation activity.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income to fully utilize these assets. As of June 30, 2025, the Company continues to maintain a full allowance against its U.S. federal and state net deferred tax assets.
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
The Company’s stock options generally vest over four years based on continued service to the Company and its subsidiaries. Each option has a term of ten years. Any stock options granted under the 2021 Plan must generally have an exercise price of not less than the estimated fair market value of the underlying Class A common stock at the date of the grant, but as of June 30, 2025 no options had been granted under the 2021 Plan.
A summary of stock option activity as of June 30, 2025 is as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2025	1,523	$18.73	4.67	$465,985
Granted (1)	—
Exercised	(438)	15.88
Forfeited and expired (2)	—	—
Options outstanding at June 30, 2025	1,085	$19.88	4.36	$424,207
Options exercisable at June 30, 2025	1,085	$19.88	4.36	$424,207
________________
(1) There were no stock options granted during the three and six months ended June 30, 2025.
(2) There was a nominal amount of forfeitures and expirations during the three and six months ended June 30, 2025.

The total intrinsic value of options exercised was approximately $160,618 and $110,042 for the periods ended June 30, 2025 and 2024, respectively.
The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our Class A common stock on the date of grant. Each RSU vests based upon the satisfaction of length of service. The Company measures and recognizes stock-based compensation expense for all stock-based awards based on the estimated fair value of the award.
A summary of RSU activity as of June 30, 2025 is as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2025	1,802	$143.96
Granted	305	504.38
Released	(413)	116.37
Forfeited	(56)	178.10
Outstanding at June 30, 2025	1,638	$216.93
As of June 30, 2025, there was no unrecognized stock-based compensation expense related to stock options granted under the plans. The amount of unrecognized stock-based compensation expense for RSUs as of June 30, 2025 was $325,074 with a weighted-average period of approximately three years.
There were 10,949 shares available for grant at June 30, 2025.
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
The Company recognized $3,963 and $8,077 of stock-based compensation expense related to the Founder Awards for the three and six months ended June 30, 2025, and $5,557 and $11,097 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, $8,859 of unrecognized stock-based compensation expense remains.
Total stock-based compensation expense was $34,592 and $65,610 for the three and six months ended June 30, 2025, and $26,746 and $51,731 for the three and six months ended June 30, 2024, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$24	$18	$44	$34
Research and development	20,481	14,095	38,294	27,101
Sales and marketing	1,593	1,198	3,024	2,252
General and administrative	12,494	11,435	24,248	22,344
Total	$34,592	$26,746	$65,610	$51,731
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three and six months ended June 30, 2025 and 2024.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and six months ended June 30, 2025 and 2024.
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
11.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $2,060 and $1,705 during the three months ended June 30, 2025 and 2024, respectively, and $4,029 and $3,288 during the six months ended June 30, 2025 and 2024, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and six months ended June 30, 2025 or 2024.
12.    EARNINGS PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to Class A and Class B common stockholders	$44,781	$24,351	$79,916	$51,307
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic and diluted	45,610	43,260	45,380	43,020
Effect of dilutive securities
Founder awards where performance has been met	720	270	720	270
Dilutive effect of stock options outstanding (1)	1,032	2,216	1,032	2,216
RSUs outstanding	1,638	2,024	1,638	2,024
Denominator for dilutive net income per common share - weighted-average shares	49,000	47,770	48,770	47,530
Basic income per common share	$0.98	$0.56	$1.76	$1.19
Diluted income per common share	$0.91	$0.51	$1.64	$1.08
________________
(1) The Company had 1.1 million options outstanding as of June 30, 2025. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

13.    SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The Act introduces a broad range of tax reform provisions that may impact businesses, with certain provisions effective in 2025 and others phased in through 2027. The Company is currently evaluating the potential impact of the Act on its consolidated financial statements.
During July 2025, the Company completed the acquisition of the team behind NextBeat through the purchase of Music Learning Services Limited (MLS), a UK-based entity. Total consideration was $34,500, which included cash of $33,100 and contingent consideration of $1,400 that will be paid after one year of continued service of certain of the acquired employees. At the time of this filing, the Company is currently in the process of completing the preliminary purchase price allocation, which will be included in the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2025.
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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to nearly 130 million monthly active users for the three months ended June 30, 2025. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended June 30,
(In millions)	2025	2024
Operating Metrics
Monthly active users (MAUs)	128.3	103.6
Daily active users (DAUs)	47.7	34.1
Paid subscribers (at period end)	10.9	8.0

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating Metrics
Subscription bookings	$227,259	$156,484	$459,443	$317,950
Total bookings	$268,020	$190,092	$539,668	$387,544

Non-GAAP Financial Measures
Net income (GAAP)	$44,781	$24,351	$79,916	$51,307
Adjusted EBITDA	$78,680	$48,117	$141,484	$92,122
Net cash provided by operating activities (GAAP)	$90,675	$62,388	$196,306	$145,902
Free cash flow (1)	$86,324	$53,732	$189,336	$132,225
________________
(1)The prior period has been recast to conform to current period presentation.
Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended June 30, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 128.3 million and 103.6 million MAUs for the three months ended June 30, 2025 and 2024, respectively, representing an increase of 24% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our Duolingo App.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended June 30, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 47.7 million and 34.1 million DAUs for the three months ended June 30, 2025 and 2024, respectively, representing an increase of 40% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 37.2% from 32.9% a year ago. We grew DAUs through many of the same marketing and product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of June 30, 2025 and 2024, we had approximately 10.9 million and 8.0 million paid subscribers, respectively, representing an increase of 37% from the prior year period. We grew paid subscribers through product initiatives designed to make Duolingo subscription offerings more appealing, which we believe helped us attract new subscribers and retain existing subscribers.
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
For the three months ended June 30, 2025 and 2024 we generated $227.3 million and $156.5 million of subscription bookings, respectively, representing an increase of 45% from the prior year period. For the six months ended June 30, 2025 and 2024, we generated $459.4 million and $318.0 million of subscription bookings, respectively, representing an increase of 45% from the prior year period. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended June 30, 2025 and 2024 we generated $268.0 million and $190.1 million of total bookings, respectively, representing an increase of 41% from the prior year period. For the six months ended June 30, 2025 and 2024, we generated $539.7 million and $387.5 million total bookings, respectively, representing an increase of 39% from the prior year period. We grew total bookings primarily through growth in subscription bookings as noted above.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our Unaudited Condensed Consolidated Financial Statements, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA, free cash flow and constant currency measures. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA, free cash flow and constant currency provide meaningful supplemental information regarding our performance. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency measures and non-GAAP percentage change in constant currency measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, transaction costs related to acquisitions and acquisition earn-out costs. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$44,781	$24,351	$79,916	$51,307
Add (deduct):
Interest income	(11,427)	(10,721)	(21,842)	(20,754)
Provision for income taxes	1,669	4,363	1,544	3,258
Depreciation and amortization	3,440	2,243	7,030	4,317
Stock-based compensation expenses related to equity awards (1)	39,527	27,544	74,046	53,657
Acquisition transaction costs (2)	590	337	590	337
Acquisition earn-out costs (3)	100	—	200	—
Adjusted EBITDA	$78,680	$48,117	$141,484	$92,122
________________
(1)In addition to stock-based compensation expense of $34.6 million and $26.7 million for the three months ended June 30, 2025 and 2024, respectively, and $65.6 million and $51.7 million for the six months ended June 30, 2025 and 2024, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development	$1,605	$376	$2,764	$912
Sales and marketing	85	24	157	53
General and administrative	3,245	398	5,515	961
Total	$4,935	$798	$8,436	$1,926

(2)Represents costs incurred related to acquisitions, which are included in General and administration expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)Represents costs incurred related to the earn-out payments on an acquisition, which is included within General and administrative expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended June 30, 2025 and 2024, we generated net income of $44.8 million and $24.4 million, respectively. For the six months ended June 30, 2025 and 2024 we generated net income of $79.9 million and $51.3 million, respectively. The increase in net income as compared to the comparative periods was primarily due to our growth in revenue, offset by an increase in operating expenses driven primarily by headcount growth.
For the three months ended June 30, 2025 and 2024, we generated Adjusted EBITDA of $78.7 million and $48.1 million, respectively. For the six months ended June 30, 2025 and 2024, we generated Adjusted EBITDA of $141.5 million and $92.1 million, respectively. Adjusted EBITDA increased as compared to the comparative periods as a result of higher revenue, and was partially offset by an increase in operating expenses driven primarily by headcount growth.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$90,675	$62,388	$196,306	$145,902
Less: Capitalized software development costs and purchases of intangible assets	(3,153)	(3,093)	(4,463)	(6,700)
Less: Purchases of property and equipment	(1,198)	(5,563)	(2,507)	(6,977)
Free cash flow (1)	$86,324	$53,732	$189,336	$132,225
________________
(1)The prior period has been recast to conform to current period presentation.

For the three months ended June 30, 2025 and 2024 we generated $90.7 million and $62.4 million of net cash provided by operating activities, respectively, which was mainly due to our generation of positive net income as discussed under the heading Adjusted EBITDA above. For the six months ended June 30, 2025 and 2024, we generated $196.3 million and $145.9 million of net cash provided by operating activities, respectively. The increase as compared to the comparative period was primarily due to higher net income adjusted for non-cash items and changes in working capital, including an increase in deferred revenue.
For the three months ended June 30, 2025 and 2024, we generated $86.3 million and $53.7 million of free cash flow, respectively. For the six months ended June 30, 2025 and 2024, we generated $189.3 million and $132.2 million of free cash flow, respectively. The increases as compared to the comparative periods were primarily due to increases in cash from operations as well as decreases in capex. For the six months ended June 30, 2025 a decrease in capitalized software also contributed to the increase in free cash flow.
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
The following table provides the changes in bookings and revenues on a reported basis and constant currency basis:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025	2024	% Change	Constant Currency Change %	2025	2024	% Change	Constant Currency Change %
Revenue
Subscription	$210,678	$143,909	46%	47%	$401,665	$275,597	46%	47%
Total revenues	$252,265	$178,327	41%	42%	$483,008	$345,880	40%	41%
Bookings
Subscription	$227,259	$156,484	45%	43%	$459,443	$317,950	45%	46%
Total Bookings	$268,020	$190,092	41%	39%	$539,668	$387,544	39%	40%
Components of Our Results of Operations
Revenue
We generate revenues primarily from the sale of subscriptions. The term-length of our subscription agreements are primarily monthly or annual, with the family plan offered as an annual subscription. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test. We may run experiments that result in a different mix of revenue from these levers in the future. Duo’s Taquería also generates a small portion of our revenue.
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
We intend to continue to invest additional resources in our infrastructure to expand the capabilities of our platform and allow our users to realize the full benefit of our products. The level, timing, and relative investment in these areas could affect our cost of revenues in the future.
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
Research and Development. We invest heavily in research and development to create new products and product features that are intended to help us grow our user base, engage our users, monetize our users, and teach our users. This, in turn, can impact the growth in and lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications during the preliminary product development stage. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design, required testing of our platform and depreciation of certain property and equipment. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We typically capitalize a portion of research and development costs once the product has reached application development phase, mostly consisting of wages, each period into capitalized software when the work is specific to launching a new product, or making major upgrades to our existing products or platforms. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products and product improvements may not be well received or may take a long time for users to adopt. As a result, the impact resulting from our research and development investments may be difficult to forecast.
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

Provision for income taxes
The provision for income taxes represents the tax impact associated with our operations under the tax laws of the jurisdictions in which we operate. In addition to the U.S., we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
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
Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Revenues	$252,265	$178,327	41%	$483,008	$345,880	40%
Cost of revenues (1) (2)	69,684	47,349	47	136,331	92,540	47
Gross profit	182,581	130,978	39	346,677	253,340	37
Operating expenses:
Research and development (1) (2)	73,670	55,147	34	144,060	106,025	36
Sales and marketing (1) (2)	29,563	20,174	47	56,225	40,105	40
General and administrative (1) (2)	45,985	36,957	24	89,435	72,071	24
Total operating expenses	149,218	112,278	33	289,720	218,201	33
Income from operations	33,363	18,700	78	56,957	35,139	62
Other income (expense), net	1,660	(707)	nm	2,661	(1,328)	nm
Income before interest income and income taxes	35,023	17,993	95	59,618	33,811	76
Interest income	11,427	10,721	7	21,842	20,754	5
Income before income taxes	46,450	28,714	62	81,460	54,565	49
Provision for income taxes	1,669	4,363	(62)	1,544	3,258	(53)
Net income and comprehensive income	$44,781	$24,351	84%	$79,916	$51,307	56%

________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$24	$18	$44	$34
Research and development	20,481	14,095	38,294	27,101
Sales and marketing	1,593	1,198	3,024	2,252
General and administrative	12,494	11,435	24,248	22,344
Total	$34,592	$26,746	$65,610	$51,731

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues (a)	$1,957	$944	$4,168	$1,792
Research and development	869	500	1,625	940
Sales and marketing (a)	250	217	471	428
General and administrative	364	582	766	1,157
Total	$3,440	$2,243	$7,030	$4,317
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	100%	100%	100%	100%
Cost of revenues	28	27	28	27
Gross profit	72	73	72	73
Operating expenses:
Research and development	29	31	30	31
Sales and marketing	12	11	12	12
General and administrative	18	21	19	21
Total operating expenses	59	63	60	63
Income from operations	13	10	12	10
Other income (expense), net	1	—	1	—
Income before interest income and income taxes	14	10	12	10
Interest income	5	6	5	6
Income before income taxes	18	16	17	16
Provision for income taxes	1	2	—	1
Net income and comprehensive income	18%	14%	17%	15%
Revenues
Revenues increased by $73.9 million, or 41%, to $252.3 million during the three months ended June 30, 2025, from revenues of $178.3 million during the three months ended June 30, 2024. Revenues increased $137.1 million, or 40%, to $483.0 million during the six months ended June 30, 2025, from revenues of $345.9 million during the six months ended June 30, 2024. The main drivers of the increases were:
•Subscription revenue increased by $66.8 million, or 46%, to $210.7 million during the three months ended June 30, 2025 and $126.1 million, or 46%, to $401.7 million during the six months ended June 30, 2025, primarily due to an increase in the average number of paid subscribers during each period;
•Other revenue increased by $7.2 million, or 21%, to $41.6 million during the three months ended June 30, 2025 and $11.1 million, or 16%, to $81.3 million during the six months ended June 30, 2025, primarily due to increased advertising revenue, resulting from an increase in DAUs, which resulted in increased advertisements served.
The following table provides the changes in revenues by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Subscription	$210,678	$143,909	$66,769	46%	$401,665	$275,597	$126,068	46
Other (1)	41,587	34,418	7,169	21	81,343	70,283	11,060	16
Total revenues	$252,265	$178,327	$73,938	41%	$483,008	$345,880	$137,128	40
________________
(1) Other revenue is comprised mainly of Advertising, Duolingo English Test, and In-App Purchases.

Cost of Revenues and Gross Margin. Total gross margin decreased to 72.4% from 73.4% during the three months ended June 30, 2025 and 2024, and to 71.8% from 73.2% during the six months ended June 30, 2025 and 2024. The decrease in both periods was primarily due to lower subscription gross margin, driven by increased generative AI costs year over year related to the expansion of the Duolingo Max subscription tier.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025		2024		Change	% Change	2025		2024		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$69,684	72.4%	$47,349	73.4%	$22,335	(1.0)%	$136,331	71.8%	$92,540	73.2%	$43,791	(1.4)%
Operating Expenses
Research and Development. Research and development expense increased by $18.5 million, or 34%, to $73.7 million during the three months ended June 30, 2025 from $55.1 million during the three months ended June 30, 2024. The increase was mainly due to:
•Increased net personnel costs of $15.0 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $15.2 million, of which $7.6 million of the increase was related to stock-based compensation expense. This increase was reduced by $0.2 million of wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and technology costs of $1.9 million; and
•Increased other costs of $1.6 million.

Research and development expense increased by $38.0 million, or 36%, to $144.1 million during the six months ended June 30, 2025 from $106.0 million during the six months ended June 30, 2024. The increase was mainly due to:
•Increased net personnel costs of $31.7 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $29.9 million, including increased stock-based compensation expense of $13.0 million. Additionally, there was an increase of $1.8 million due to a reduction in wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and technology costs of $4.2 million; and
•Increased contractor, travel and other costs of $2.1 million.
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
Sales and Marketing. Sales and marketing expense increased by $9.4 million, or 47%, to $29.6 million during the three months ended June 30, 2025 from $20.2 million during the three months ended June 30, 2024
This increase was mainly due to:
•Increased direct marketing and other expenses of $7.4 million; and
•Increased personnel costs of $2.0 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.5 million.
Sales and marketing expense increased by $16.1 million, or 40%, to $56.2 million during the six months ended June 30, 2025 from $40.1 million during the six months ended June 30, 2024.
This increase was mainly due to:
•Increased direct marketing and other expenses of $12.1 million; and
•Increased personnel costs of $4.0 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.9 million.
General and Administrative. General and administrative expense increased by $9.0 million, or 24%, to $46.0 million during the three months ended June 30, 2025 from $37.0 million during the three months ended June 30, 2024. This increase was mainly due to:
•Increased personnel costs of $5.9 million, including an increase in stock-based compensation expenses related to equity awards of $3.9 million, which includes costs incurred related to taxes paid on equity transactions for the performance-based RSUs granted to its founders (the “Founder Awards”) of $1.9 million.
•Increased travel, meals and professional fees of $1.3 million;
•Increased office expense of $1.2 million; and
•Increased web services and technology costs of $1.1 million.
The above increases were partially offset by decreases in insurance costs and other costs of $0.5 million.

General and administrative expense increased by $17.4 million, or 24%, to $89.4 million during the six months ended June 30, 2025 from $72.1 million during the six months ended June 30, 2024. This increase was mainly due to:
•Increased personnel costs of $10.8 million, including an increase of $6.5 million in stock-based compensation expenses related to equity awards, which includes costs incurred related to taxes paid on equity transactions for the Founder Awards of $3.0 million;
•Increased web services and technology costs of $2.5 million;
•Increased travel and meals expenses of $2.3 million;
•Increased office expenses of $1.7 million; and
•Increased tax, professional, and other expenses of $1.2 million.
The above increases were partially offset by decreases in facility-related costs of $1.1 million.
Interest Income
Interest income increased by $0.7 million, or 7%, to $11.4 million during the three months ended June 30, 2025, from $10.7 million during the three months ended June 30, 2024. Interest income increased by $1.1 million, or 5%, to $21.8 million during the six months ended June 30, 2025, from $20.8 million during the six months ended June 30, 2024. Both period increases were due to higher average interest-bearing balances partially offset by slightly lower interest rates.
Other income (expense), net
Other income (expense), net increased by $2.4 million, during the three months ended June 30, 2025, and $4.0 million during the six months ended June 30, 2025, compared to the same respective prior year periods, mainly from the impact from changes in foreign currency rates.
Provision for income taxes
The income tax provision was $1.7 million and $1.5 million during the three and six months ended June 30, 2025, respectively, compared to $4.4 million and $3.3 million during the three and six months ended June 30, 2024, respectively. The net reduction in the tax provision during each period resulted from an increase in the tax provision due to the significant increase in pre-tax book income that was more than offset by a corresponding increase in the discrete tax benefit provided related to stock-based compensation.
Liquidity and Capital Resources
We finance our operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of June 30, 2025, we had $976.2 million in cash and cash equivalents and $121.7 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, certificates of deposit, and commercial paper.
We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from our payment processing platforms, the expansion and efficacy of our sales and marketing activities, the research and development investment related to the introduction of new products and the enhancements to existing products, and the current uncertainty in the global markets impacting, for example, consumer spending, inflation and foreign currency exchange rates. If we cannot meet our future capital requirements, we may be required to seek additional liquidity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business and financial condition and results of operations.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2025, we had deferred revenues of $431.2 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$196,306	$145,902
Net cash used for investing activities	(12,821)	(13,677)
Net cash provided by financing activities	6,955	8,405
Net increase in cash, cash equivalents and restricted cash	$190,440	$140,630
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $50.4 million, or 35%, to $196.3 million for the six months ended June 30, 2025 from $145.9 million for the six months ended June 30, 2024. This increase was primarily driven by higher net income during the current period, which included increased non-cash stock-based compensation expense. Additionally, growth in deferred revenue contributed to the increase in cash provided by operating activities.
Investing Activities
Cash used for investing activities decreased by $0.9 million to $12.8 million for the six months ended June 30, 2025, from $13.7 million for the six months ended June 30, 2024. This decrease was driven by purchases of investments of $48.3 million during the current period, partially offset by maturities of investments of $42.5 million, and decreased capitalized software and decreased purchases of property and equipment during the current period.
Financing Activities
Cash provided by financing decreased by $1.6 million to $7.0 million for the six months ended June 30, 2025, from $8.4 million for the six months ended June 30, 2024. Cash provided by financing activities in both periods is due to proceeds from exercises of stock options.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2025, we had $885.7 million of cash equivalents invested in money market funds and $197.0 million of investments mainly in corporate debt securities, U.S. Treasury securities, certificates of deposit, asset-backed securities and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) Trading Plans
On May 27, 2025, Stephen Chen, General Counsel, entered into a 10b5-1 sales plan (the “Chen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the sale of the net number of shares of Class A common stock underlying 11,187 unvested restricted stock units received after giving effect to the number of shares automatically sold to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (i) is not determinable) and (ii) the sale of 10,996 shares of Class A common stock. The Chen 10b5-1 Sales Plan will remain in effect until the earlier of (1) August 14, 2026, (2) the date on which all trades set forth in the Chen 10b5-1 Sales Plan have been executed, or (3) such time as the Chen 10b5-1 Sales Plan is otherwise terminated according to its terms.
On May 27, 2025, Gillian Munson, a member of our Board of Directors, entered into a 10b5-1 sales plan (the “Munson 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of vested stock options and the associated sale of up to 3,062 shares of the Company’s Class A common stock. The Munson 10b5-1 Sales Plan will remain in effect until the earlier of (1) February 27, 2026, (2) the date on which all trades set forth in the Munson 10b5-1 Sales Plan have been executed, or (3) such time as the Munson 10b5-1 Sales Plan is otherwise terminated according to its terms.
On May 27, 2025, Matthew Skaruppa, Chief Financial Officer, entered into a 10b5-1 sales plan (the “Skaruppa 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the

Exchange Act and providing for (i) the sale of the net number of shares of Class A common stock underlying 23,429 unvested restricted stock units received after giving effect to the number of shares automatically sold to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (i) is not determinable), (ii) the sale of 6,500 shares of Class A common stock and (iii) exercise of vested stock options and the associated sale of up to 1,378 shares of the Company’s Class A common stock. The Skaruppa 10b5-1 Sales Plan will remain in effect until the earlier of (1) August 14, 2026, (2) the date on which all trades set forth in the Skaruppa 10b5-1 Sales Plan have been executed, or (3) such time as the Skaruppa 10b5-1 Sales Plan is otherwise terminated according to its terms.
On June 9, 2025, Robert Meese, Chief Business Officer, entered into a 10b5-1 sales plan (the “Meese 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the sale of the net number of shares of Class A common stock underlying 3,151 unvested restricted stock units received after giving effect to the number of shares automatically sold to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (i) is not determinable) and (ii) the sale of 18,296 shares of Class A common stock. The Meese 10b5-1 Sales Plan will remain in effect until the earlier of (1) May 29, 2026, (2) the date on which all trades set forth in the Meese 10b5-1 Sales Plan have been executed, or (3) such time as the Meese 10b5-1 Sales Plan is otherwise terminated according to its terms.
On June 11, 2025, Dr. Luis von Ahn, Chief Executive Officer and member of the Company’s Board of Directors, and the Luis von Ahn Foundation, entered into a 10b5-1 sales plan (the “von Ahn 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum aggregate of up to 431,000 shares of the Company’s Class A common stock may be sold, consisting of (i) up to 226,000 shares issuable upon the exercise of vested stock options held by Dr. von Ahn, (ii) up to 200,000 shares held by Dr. von Ahn, and (iii) up to 5,000 shares held by the Luis von Ahn Foundation). The von Ahn 10b5-1 Sales Plan will remain in effect until the earlier of (1) September 15, 2026, (2) the date on which all trades set forth in the von Ahn 10b5-1 Sales Plan have been executed, or (3) such time as the von Ahn 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.
On June 13, 2025, William Gordon, a member of our Board of Directors, entered into a 10b5-1 sales plan (the “Gordon 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing (i) the exercise of vested stock options and the associated sale of up to 10,000 shares of the Company’s Class A common stock, and (ii) the sale of 30,000 shares of Class A common stock. The Gordon 10b5-1 Sales Plan will remain in effect until the earlier of (1) September 30, 2026, (2) the date on which all trades set forth in the Gordon 10b5-1 Sales Plan have been executed, or (3) such time as the Gordon 10b5-1 Sales Plan is otherwise terminated according to its terms.
No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	12/08/2023	3.1
10.5 (e)	Third Amendment to Office Lease Agreement, dated May 19, 2025, by and between 5704 Penn Office, LLC and the Registrant					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DUOLINGO, INC.

Date: August 6, 2025	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)