Form 10-Q
period 2025-09-30
Duolingo, Inc.
filed 2025-11-06
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of November 5, 2025, 40,013,533 shares of the registrant's Class A common stock were outstanding, and 6,213,824 shares of the registrant's Class B common stock were outstanding.

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
•our ability to maintain profitability;
•the impact on our income as a result of the release of valuation allowances on deferred tax assets;
•our expectations regarding fluctuations in our effective tax rate, including changes to valuation allowances, and the adequacy of our reserves;
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

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,011,542	$785,791
Short-term investments	109,912	91,854
Accounts receivable	124,489	128,923
Deferred cost of revenues	94,570	80,162
Income tax receivable	9,886	27
Prepaid expenses and other current assets	16,706	14,831
Total current assets	1,367,105	1,101,588
Operating lease right-of-use assets	79,266	47,495
Long-term investments	98,735	98,292
Intangible assets, net	27,968	19,899
Property and equipment, net	24,626	18,943
Goodwill	35,335	10,538
Restricted cash	2,735	2,735
Deferred tax assets, net	240,172	675
Other assets	9,696	1,563
Total assets	$1,885,638	$1,301,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$441,728	$372,884
Accounts payable	3,568	6,381
Income tax payable	16	6,591
Accrued expenses and other current liabilities	39,228	36,375
Total current liabilities	484,540	422,231
Long-term obligation under operating leases	93,257	54,656
Deferred tax liabilities, net	302	291
Total liabilities	578,099	477,178
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 39,992 and 38,730 issued and outstanding at September 30, 2025 and December 31, 2024, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of September 30, 2025 and December 31, 2024; 6,117 and 6,206 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	1,061,270	950,393
Retained earnings (Accumulated deficit)	246,264	(125,847)
Total stockholders’ equity	1,307,539	824,550
Total liabilities and stockholders' equity	$1,885,638	$1,301,728
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$271,713	$192,594	$754,721	$538,474
Cost of revenues	74,802	52,180	211,133	144,720
Gross profit	196,911	140,414	543,588	393,754
Operating expenses:
Research and development	82,707	62,878	226,767	168,903
Sales and marketing	35,081	25,574	91,306	65,679
General and administrative	43,964	38,388	133,399	110,459
Total operating expenses	161,752	126,840	451,472	345,041
Income from operations	35,159	13,574	92,116	48,713
Other (expense) income, net	(503)	569	2,158	(759)
Income before interest income and income taxes	34,656	14,143	94,274	47,954
Interest income	11,793	11,246	33,635	32,000
Income before income taxes	46,449	25,389	127,909	79,954
(Benefit from) provision for income taxes	(245,746)	2,029	(244,202)	5,287
Net income and comprehensive income	$292,195	$23,360	$372,111	$74,667
Net income per share attributable to Class A and Class B common stockholders, basic	$6.36	$0.53	$8.17	$1.73
Net income per share attributable to Class A and Class B common stockholders, diluted	$5.95	$0.49	$7.63	$1.57
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE—July 1, 2024	43,500	$4	$930,054	$(163,114)	$766,944
Stock-based compensation expense	—	—	28,959	—	28,959
Stock options exercised	222	—	3,190	—	3,190
Release of restricted stock units	222	—	—	—	—
Net income	—	—	—	23,360	23,360
BALANCE—September 30, 2024	43,944	$4	$962,203	$(139,754)	$822,453
BALANCE—July 1, 2025	45,787	$4	$1,022,958	$(45,931)	$977,031
Stock-based compensation expense	—	—	35,565	—	35,565
Stock options exercised	100	1	2,747	—	2,748
Release of restricted stock units	222	—	—	—	—
Net income	—	—	—	292,195	292,195
BALANCE—September 30, 2025	46,109	$5	$1,061,270	$246,264	$1,307,539
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	80,690	—	80,690
Stock options exercised	802	—	11,595	—	11,595
Release of restricted stock units	616	—	—	—	—
Net income	—	—	—	74,667	74,667
BALANCE—September 30, 2024	43,944	$4	$962,203	$(139,754)	$822,453
BALANCE—January 1, 2025	44,936	$4	$950,393	$(125,847)	$824,550
Stock-based compensation expense	—	—	101,175	—	101,175
Stock options exercised	538	1	9,702	—	9,703
Release of restricted stock units	635	—	—	—	—
Net income	—	—	—	372,111	372,111
BALANCE—September 30, 2025	46,109	$5	$1,061,270	$246,264	$1,307,539
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$372,111	$74,667
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(239,486)	—
Stock-based compensation expense	101,175	80,690
Depreciation and amortization	10,583	7,193
Accretion on marketable securities, net	(1,458)	(12)
Changes in assets and liabilities:
Deferred revenue	68,844	61,411
Accounts receivable	4,434	(5,209)
Deferred cost of revenues	(14,408)	(13,398)
Prepaid expenses and other current assets	(11,734)	(8,842)
Accounts payable	(2,813)	522
Accrued expenses and other current liabilities	(5,190)	1,351
Noncurrent assets and liabilities	(1,513)	3,796
Net cash provided by operating activities	280,545	202,169
Cash flows from investing activities:
Purchases of investments	(99,120)	(81,670)
Maturities of investments	82,077	—
Capitalized software expense and purchases of intangible assets	(6,484)	(8,545)
Purchase of property and equipment	(7,369)	(10,155)
Payment of earn-out related to a previous acquisition	(500)	—
Acquisitions of companies, net of $0 cash acquired	(33,100)	(6,595)
Net cash used for investing activities	(64,496)	(106,965)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,702	11,595
Net cash provided by financing activities	9,702	11,595
Net increase in cash, cash equivalents and restricted cash	225,751	106,799
Cash, cash equivalents and restricted cash - Beginning of period	788,526	750,345
Cash, cash equivalents and restricted cash - End of period	$1,014,277	$857,144

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,722	$6,797
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$2,179	$1,094
Landlord incentive included in Other assets	$6,809	$—
Right of use assets obtained in exchange for new operating lease liabilities	$36,025	$33,039
Right of use assets disposed of or adjusted for modifying operating leases liabilities	$—	$1,303
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
Duolingo is a US-based mobile learning platform, as well as a digital English language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers premium services for a subscription fee. As of the date of this filing, Duolingo offers courses in over 40 different languages, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the U.S., China, Germany, and the United Kingdom.
Principles of Consolidation—The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and nine months ended September 30, 2025 and 2024. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
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
Advertising Costs—Advertising costs were approximately $25,482 and $62,666 for the three and nine months ended September 30, 2025, respectively, and $18,149 and $45,617 for the three and nine months ended September 30, 2024, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The majority of revenue comes through the subscriptions and advertising streams, and payments are made to Duolingo through service providers. Three service providers, Apple, Google, and Stripe accounted for 68.4%, 15.3%, and 10.8%, respectively, of total Accounts receivable as of September 30, 2025. Two service providers, Apple and Google, accounted for 64.7% and 21.2%, respectively, of total Accounts receivable as of December 31, 2024.
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
Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three and nine months ended September 30, 2025 and 2024.
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
Recent Accounting Pronouncements
Recently Issued Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), which includes improvements to income tax disclosures. The standard is effective for the Company for the fiscal year ending December 31, 2025. The Company is evaluating the disclosure requirements related to the new standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue, sales and marketing, and general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the disclosure requirements related to the new standard.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40.The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is in the process of evaluating the effect that the adoption of this standard may have on its consolidated financial statements.
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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of September 30, 2025 and December 31, 2024:

As of September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$111,334	$111,334	$—	$—

Level 1
Commercial paper	$12,339	$4	$—	$12,343	$—	$12,339	$—
Money market funds	900,208	—	—	900,208	900,208	—	—
Subtotal	$912,547	$4	$—	$912,551	$900,208	$12,339	$—

Level 2
Asset-backed securities	$17,811	$45	$—	$17,856	$—	$—	$17,811
Certificates of deposit	7,980	—	—	7,980	—	7,980	—
Corporate debt securities	142,952	172	(27)	143,097	—	83,717	59,235
U.S. Treasury securities	26,166	123	—	26,289	—	5,876	20,289
Subtotal	$194,909	$340	$(27)	$195,222	$—	$97,573	$97,335

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,107,456	$344	$(27)	$1,220,507	$1,011,542	$109,912	$98,735

As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$73,351	$73,351	$—	$—

Level 1
Commercial paper	$15,659	$2	$(1)	$15,661	$—	$15,659	$—
Money market funds	712,440	—	—	712,440	712,440	—	—
Subtotal	$728,099	$2	$(1)	$728,101	$712,440	$15,659	$—
Level 2
Asset-backed securities	$16,280	$10	$(1)	$16,289	$—	$697	$15,583
Certificates of deposit	11,521	—	(14)	11,507	—	11,521	—
Corporate debt securities	126,031	7	(494)	125,543	—	55,013	71,018
U.S. Treasury securities	19,255	2	(61)	19,195	—	8,964	10,291
Subtotal	$173,087	$19	$(570)	$172,534	$—	$76,195	$96,892

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$901,186	$21	$(571)	$975,386	$785,791	$91,854	$98,292
As of September 30, 2025 and December 31, 2024, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and four years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. Accrued interest was $1,956 and $1,487 as of September 30, 2025 and December 31, 2024, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, among other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of September 30, 2025, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No allowance for credit losses were recognized in the financial statements for held-to-maturity debt securities for the periods ended September 30, 2025 and 2024.
Cash equivalents consist primarily of money market accounts with maturities of three months or less at the date of acquisition and are classified within Level 1.
The Company’s investments in corporate debt securities, U.S. Treasury securities, certificates of deposit, and asset-backed securities, which collectively are investments in held-to-maturity debt securities, are classified within Level 2, as their valuation requires quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and/or model-

based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.
4.     ACQUISITIONS
During July 2025, the Company completed an acquisition which strengthened its in-house capabilities by bringing onboard additional design and engineering talent. The total aggregate consideration was $34,500, of which $33,100 represents the purchase price allocated to the fair value of the intangible assets and goodwill, as detailed below. The purchase price was paid in cash upon closing, and $1,400 has been held back until certain post-acquisition conditions are satisfied. This $1,400, is contingent on one year of continued service of certain employees, and will be expensed over the period within General and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. During 2025, the Company incurred $1,285 of acquisition costs related to due diligence and valuation, which are included in General and administrative expense within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The accounting for the acquisitions has not yet been completed because the Company has not finalized the valuations of the identifiable intangible assets, including goodwill. The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the acquisition date:

(In thousands)	July 2025
Intangible assets, net
Intellectual property	$8,303
Goodwill	24,797
Total purchase price	$33,100
Goodwill is attributable to the assembled workforce, expected future technologies, and anticipated synergies arising from the acquisitions. $11,697 of the goodwill recognized is expected to be deductible for income tax purposes.
5.      REVENUE
Disaggregation of Revenue
In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue streams, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Subscription	$229,491	$157,617	$631,156	$433,214
Other (1)	42,222	34,977	123,565	105,260
Total revenues	$271,713	$192,594	$754,721	$538,474
________________
(1) Other revenue is comprised of the below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Advertising	$21,019	$14,405	$59,504	$40,615
Duolingo English Test	9,649	10,772	31,723	34,225
In-App Purchases	11,096	9,411	30,928	29,511
Other	458	389	1,410	909
Total other revenue	$42,222	$34,977	$123,565	$105,260

Two service providers, Apple and Google, processed 62.2% and 23.3% and three service providers, Apple, Google, and Stripe processed 61.6%, 23.5%, and 10.1% of total revenues for the three and nine months ended September 30, 2025, respectively. Three services providers, Apple, Google, and Stripe processed 61.4%, 23.1%, and 11.4%, and 60.5%, 23.5% and 11.8% of total revenues for the three and nine months ended September 30, 2024, respectively.
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

	Nine Months Ended September 30,
(In thousands)	2025	2024
Beginning balance—January 1	$372,884	$249,192
Amount from beginning balance recognized into revenue	(339,992)	(227,305)
Recognition of deferred revenue	(345,288)	(239,410)
Deferral of revenue	754,123	528,126
Ending balance—September 30	$441,728	$310,603
6.    PROPERTY and EQUIPMENT, net
Property and equipment, net, consists of the following:

(In thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$32,594	$26,938
Furniture, fixtures and equipment	12,290	8,415
Total property and equipment	44,884	35,353
Less: accumulated depreciation	(20,258)	(16,410)
Total property and equipment, net	$24,626	$18,943
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development	$826	$648	$2,451	$1,588
Sales and marketing	93	77	294	188
General and administrative	354	613	1,120	1,770
Total	$1,273	$1,338	$3,865	$3,546

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net, consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Capitalized software	$42,029	$35,681
Acquired intangible assets	9,310	1,007
Other indefinite-lived intangible assets	252	117
Total intangible assets	51,591	36,805
Less: accumulated amortization	(23,623)	(16,906)
Intangible assets, net	$27,968	$19,899
The Company capitalized $6,348 and $8,545 of software development costs, with the majority of the costs being employee wages, during the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$2,131	$1,397	$6,299	$3,189
Sales and marketing	149	141	419	458
Total	$2,280	$1,538	$6,718	$3,647

The estimated future amortization expense of capitalized software and acquired technology with definite lives as of September 30, 2025 was as follows:

(In thousands)	Amortization Expense
Remainder of 2025	$2,528
2026	11,417
2027	7,838
2028	3,402
2029	1,458
Thereafter	1,073
Total estimated future amortization expense	$27,716

The following table represents the changes to goodwill during the nine months ended September 30, 2025:

Carrying amount
Balance as of December 31, 2024	$10,538
Acquisition	24,797
Balance as of September 30, 2025	$35,335
As of September 30, 2025 and December 31, 2024, $18,042 and $6,923 of goodwill is deductible for tax purposes, respectively.

8. LEASES
The Company has entered into various operating leases for its office space expiring between fiscal 2025 and 2036. Certain lease agreements contain an option for the Company to renew a lease for a term of up to five years. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis.
In May 2025, the Company entered into an amendment (the “Third Amendment”) to the Office Lease Agreement with 5704 Penn Office, LLC (the "Landlord") for office space located at Liberty East (the “Premise") at 141 South Saint Clair Street, Pittsburgh, Pennsylvania. The Third Amendment grants the Company access to and control of the expansion space to begin tenant improvement work as of the effective date in May 2025.
As a result of obtaining control of the Premise, the lease was recognized on the Company’s balance sheet in the second quarter of 2025 in accordance with ASC 842. $35,592 was recognized as a right-of-use-asset and $38,964 was recognized as a lease liability as part of the amendment on the Company’s Unaudited Condensed Consolidated. Under the terms of the Third Amendment, the Landlord provided the Company with a tenant improvement allowance for costs related to the design, permitting, and construction of improvements to the Premise. As of September 30, 2025, $6,809 related to this allowance was recognized within Unaudited Condensed Consolidated Balance Sheet within Other Assets. The full lease term extends through April 30, 2036, and includes approximately 148,266 square feet of leased space.
The following represents the components of lease cost for the three and nine months ended September 30, 2025 and 2024 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,393	$2,155	$8,281	$7,851
Short term lease cost	135	12	255	34
Variable lease cost	69	100	315	352
Total lease cost	$3,597	$2,267	$8,851	$8,237

Cash paid for amounts included in the measurement of lease liabilities	$1,159	$982	$3,343	$4,627
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$36,025	$33,039
Right of use assets disposed or adjusted, modifying operating leases liabilities	$—	$—	$—	$1,303
Gain from termination of leases	$—	$—	$—	$8

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term	10 years	9 years
Weighted-average discount rate	6.94%	7.14%

The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2025:

Fiscal year
Remainder of 2025	$1,029
2026	12,174
2027	14,578
2028	14,606
2029	15,053
Thereafter	78,259
Total undiscounted lease payments	$135,699
Present value adjustment	(38,376)
Operating lease liabilities	$97,323
Current lease liabilities of $4,066 and $2,581 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $93,257 and $54,656 are presented within Long-term obligation under operating leases on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and Audited Consolidated Balance Sheet as of December 31, 2024, respectively.
9.    INCOME TAXES
Year-to-date income tax expense or benefit is the product of the most current projected annual effective tax rate (“PAETR”) and the actual year-to-date pretax income, adjusted for any discrete items. The income tax expense or benefit for a particular quarter is the difference between the year-to-date calculation of income tax expense or benefit and the year-to-date calculation for the prior year period. Items unrelated to current period ordinary income or loss are recognized entirely in the period identified as a discrete item of tax.
The Company’s PAETR differs from the U.S. federal statutory rate of 21.0% during the three and nine months ended September 30, 2025 and 2024 primarily due to the impact of the Federal and State research and development credit generated. In the three months ended September 30, 2025, we also recorded a discrete tax benefit primarily related to the release of our federal and state valuation allowance of net deferred tax assets and the excess tax benefits of stock-based compensation.
The Company regularly assess the realizability of our deferred tax assets (“DTAs”) under ASC Topic 740, Income Taxes. In determining whether a valuation allowance is required, management considers all available positive and negative evidence, giving greater weight to evidence that is objectively verifiable.
During the three months ended September 30, 2025, the Company released the valuation allowance previously recorded against its federal and state DTAs, resulting in a one-time income-tax benefit, net of a return-to-provision adjustment, in the period of $222,688. In reaching this conclusion, management considered several key factors, including (1) ten consecutive quarters of pre-tax income, (2) achievement of a three-year cumulative income position, and (3) sustained operational profitability. Management will continue to monitor all relevant positive and negative evidence in future periods and may provide a valuation allowance if actual results or new information differ from current expectations.
The income-tax benefit for the three months ended September 30, 2025 reflects the combined impact of the valuation-allowance release and other discrete tax items recognized during the period, which are not indicative of ongoing operating performance. The decision to release the valuation allowance was based primarily on sustained and verifiable positive evidence.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, which the Company implemented during the three months ended September 30, 2025. These changes did not have a material impact to the overall financial statements.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows. The large variance in the effective tax rate between periods primarily reflects the recognition of the valuation-allowance release and other discrete tax benefits in three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	2025	2024
Income before income taxes	$46,449	$25,389	$127,909	$79,954
(Benefit from) provision for income taxes	(245,746)	2,029	$(244,202)	$5,287
Effective tax rate	nm	8.0%	nm	6.6%
For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $245,746 and $244,202, respectively. For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $2,029 and $5,287, respectively. The income tax benefit in 2025 was primarily due to the release of the valuation allowance discussed above during the three months ended September 30, 2025.
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
The Company’s stock options generally vest over four years based on continued service to the Company and its subsidiaries. Each option has a term of ten years. Any stock options granted under the 2021 Plan must generally have an exercise price of not less than the estimated fair market value of the underlying Class A common stock at the date of the grant, but as of September 30, 2025 no options had been granted under the 2021 Plan.

A summary of stock option activity as of September 30, 2025 is as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2025	1,523	$18.73	4.67	$465,985
Granted (1)	—
Exercised	(538)	18.19
Forfeited and expired (2)	—	—
Options outstanding at September 30, 2025	985	$19.02	4.05	$300,428
Options exercisable at September 30, 2025	985	$19.02	4.05	$300,428
________________
(1) There were no stock options granted during the three and nine months ended September 30, 2025.
(2) There was a nominal amount of forfeitures and expirations during the three and nine months ended September 30, 2025.

The total intrinsic value of options exercised was approximately $189,412 and $151,558 for the periods ended September 30, 2025 and 2024, respectively.
The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our Class A common stock on the date of grant. Each RSU vests based upon the satisfaction of length of service. The Company measures and recognizes stock-based compensation expense for all stock-based awards based on the estimated fair value of the award.
A summary of RSU activity as of September 30, 2025 is as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2025	1,802	$143.96
Granted	486	438.27
Released	(635)	131.64
Forfeited	(106)	206.52
Outstanding at September 30, 2025	1,547	$237.27
As of September 30, 2025, there was no unrecognized stock-based compensation expense related to stock options granted under the plans. The amount of unrecognized stock-based compensation expense for RSUs as of September 30, 2025 was $338,598 with a weighted-average period of approximately three years.
There were 10,818 shares available for grant at September 30, 2025.
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
The Company recognized $1,741 and $9,818 of stock-based compensation expense related to the Founder Awards for the three and nine months ended September 30, 2025, and $4,410 and $15,507 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, $7,118 of unrecognized stock-based compensation expense remains.
Total stock-based compensation expense was $35,565 and $101,175 for the three and nine months ended September 30, 2025, and $28,959 and $80,690 for the three and nine months ended September 30, 2024, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$28	$20	$72	$54
Research and development	22,821	16,230	61,115	43,331
Sales and marketing	1,633	1,305	4,657	3,557
General and administrative	11,083	11,404	35,331	33,748
Total	$35,565	$28,959	$101,175	$80,690
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three and nine months ended September 30, 2025 and 2024.
11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties— The Company has determined that there were no transactions with related parties as of or during the three and nine months ended September 30, 2025 and 2024.
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
12.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $2,183 and $1,807 during the three months ended September 30, 2025 and 2024, respectively, and $6,212 and $5,095 during the nine months ended September 30, 2025 and 2024, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and nine months ended September 30, 2025 or 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to Class A and Class B common stockholders	$292,195	$23,360	$372,111	$74,667
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic	45,950	43,707	45,572	43,253
Effect of dilutive securities
Founder awards where performance has been met	720	270	720	270
Dilutive effect of stock options outstanding (1)	927	2,054	927	2,054
RSUs outstanding	1,547	1,938	1,547	1,938
Denominator for dilutive net income per common share - weighted-average shares	49,144	47,969	48,766	47,515
Basic income per common share	$6.36	$0.53	$8.17	$1.73
Diluted income per common share	$5.95	$0.49	$7.63	$1.57
______________
(1) The Company had 1.0 million options outstanding as of September 30, 2025. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering courses in over 40 languages to over 135 million monthly active users for the three months ended September 30, 2025. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended September 30,
(In millions)	2025	2024
Operating Metrics
Monthly active users (MAUs)	135.3	113.1
Daily active users (DAUs)	50.5	37.2
Paid subscribers (at period end)	11.5	8.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating Metrics
Subscription bookings	$240,270	$176,309	$699,713	$494,259
Total bookings	$281,919	$211,456	$821,587	$599,000

Non-GAAP Financial Measures
Net income (GAAP) (1)	$292,195	$23,360	$372,111	$74,667
Adjusted EBITDA	$80,046	$47,508	$221,530	$139,630
Net cash provided by operating activities (GAAP)	$84,239	$56,267	$280,545	$202,169
Free cash flow (2)	$77,356	$51,244	$266,692	$183,469
________________
(1)During the three months ended September 30, 2025, the Company released the valuation allowance previously recorded against its federal and state deferred tax assets, resulting in a one-time income-tax benefit, net of a return-to-provision adjustment, in the period of $222.7 million.
(2)The prior period has been recast to conform to current period presentation.

Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended September 30, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 135.3 million and 113.1 million MAUs for the three months ended September 30, 2025 and 2024, respectively, representing an increase of 20% from the prior year period. We grew MAUs through product initiatives designed to make the app more social and engaging, through marketing, and through improving our courses, all of which we believe helped us attract new users, retain existing users, and reengage the millions of former users who return to our Duolingo App.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended September 30, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 50.5 million and 37.2 million DAUs for the three months ended September 30, 2025 and 2024, respectively, representing an increase of 36% from the prior year period. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 37.3% from 32.9% a year ago. We grew DAUs through many of the same marketing and product initiatives as we grew MAUs, such as making the product more fun and engaging.
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
As of September 30, 2025 and 2024, we had approximately 11.5 million and 8.6 million paid subscribers, respectively, representing an increase of 34% from the prior year period. We grew paid subscribers through product initiatives designed to make Duolingo subscription offerings more appealing, which we believe helped us attract new subscribers and retain existing subscribers.
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
For the three months ended September 30, 2025 and 2024 we generated $240.3 million and $176.3 million of subscription bookings, respectively, representing an increase of 36%. For the nine months ended September 30, 2025 and 2024, we generated $699.7 million and $494.3 million of subscription bookings, respectively, representing an increase of 42%. We grew subscription bookings by selling more first-time and renewal subscriptions.
For the three months ended September 30, 2025 and 2024 we generated $281.9 million and $211.5 million of total bookings, respectively, representing an increase of 33% from the prior year period. For the nine months ended September 30, 2025 and 2024, we generated $821.6 million and $599.0 million total bookings, respectively, representing an increase of 37% from the prior year period. We grew total bookings primarily through growth in subscription bookings as noted above.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, transaction costs related to acquisitions and acquisition earn-out costs. Beginning in Q3 2025, we expanded our Adjusted EBITDA definition to include integration costs related to acquisitions. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income (1)	$292,195	$23,360	$372,111	$74,667
Add (deduct):
Interest income	(11,793)	(11,246)	(33,635)	(32,000)
(Benefit from) provision for income taxes	(245,746)	2,029	(244,202)	5,287
Depreciation and amortization	3,553	2,876	10,583	7,193
Stock-based compensation expenses related to equity awards (2)	37,368	29,990	111,414	83,647
Acquisition transaction and integration costs (3)	4,204	399	4,794	736
Acquisition earn-out costs (4)	265	100	465	100
Adjusted EBITDA	$80,046	$47,508	$221,530	$139,630
________________
(1)During the three months ended September 30, 2025, the Company released the valuation allowance previously recorded against its federal and state deferred tax assets, resulting in a one-time income-tax benefit, net of a return-to-provision adjustment, in the period of $222.7 million.

(2)In addition to stock-based compensation expense of $35.6 million and $29.0 million for the three months ended September 30, 2025 and 2024, respectively, and $101.2 million and $80.7 million for the nine months ended September 30, 2025 and 2024, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development	$981	$577	$3,745	$1,489
Sales and marketing	53	31	210	84
General and administrative	769	423	6,284	1,384
Total	$1,803	$1,031	$10,239	$2,957

(3)Represents costs incurred related to acquisition transaction and integration costs, including legal and accounting fees, which are included within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Transaction costs
General and administrative	$695	399	1,285	736
Integration costs
Research and development	$2,798	$—	$2,798	$—
Sales and marketing	133	—	133	0
General and administrative	578	—	578	—
Total Integration	3,509	—	3,509	0
Total transaction and integration costs	$4,204	$399	$4,794	$736

(4)Represents costs incurred related to the earn-out payments on acquisitions, which is included within General and administrative expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended September 30, 2025 and 2024, we generated net income of $292.2 million and $23.4 million, respectively. For the nine months ended September 30, 2025 and 2024 we generated net income of $372.1 million and $74.7 million, respectively. Net income for 2025 included a one-time income-tax benefit, net of a return-to-provision adjustment reflecting refinements to our tax calculation methodology, in the three months ended September 30, 2025 of $222,688. The increase in net income, excluding the impact from the valuation allowance, as compared to the comparative periods was primarily due to our growth in revenue, offset by increased compensation, marketing, and acquisition related expenses.
For the three months ended September 30, 2025 and 2024, we generated Adjusted EBITDA of $80.0 million and $47.5 million, respectively. For the nine months ended September 30, 2025 and 2024, we generated Adjusted EBITDA of $221.5 million and $139.6 million, respectively. Adjusted EBITDA increased as compared to the comparative periods as a result of higher revenue, and was partially offset by an increase in operating expenses driven primarily by headcount growth.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$84,239	$56,267	$280,545	$202,169
Less: Capitalized software development costs and purchases of intangible assets	(2,021)	(1,845)	(6,484)	(8,545)
Less: Purchases of property and equipment	(4,862)	(3,178)	(7,369)	(10,155)
Free cash flow (1)	$77,356	$51,244	$266,692	$183,469
________________
(1)The prior period has been recast to conform to current period presentation.

For the three months ended September 30, 2025 and 2024 we generated $84.2 million and $56.3 million of net cash provided by operating activities, respectively, which was mainly due to our generation of positive net income as discussed under the heading Adjusted EBITDA above. For the nine months ended September 30, 2025 and 2024, we generated $280.5 million and $202.2 million of net cash provided by operating activities, respectively. The increase as compared to the comparative prior periods was primarily due to higher net income adjusted for non-cash items and changes in working capital, including an increase in deferred revenue.
For the three months ended September 30, 2025 and 2024, we generated $77.4 million and $51.2 million of free cash flow, respectively. For the nine months ended September 30, 2025 and 2024, we generated $266.7 million and $183.5 million of free cash flow, respectively. The increases as compared to the comparative prior periods were primarily due to increases in cash from operations. For the three months ended September 30, 2025, increases in capitalized software development costs and purchases of intangible assets and property and equipment partially offset the increase in net cash provided by operating activities. For the nine months ended September 30, 2025, a decrease in capitalized software development costs and purchases of intangible assets and purchases of property and equipment also contributed to the increase in free cash flow.
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

The following table provides the changes in bookings and revenues on a reported basis and constant currency basis:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025	2024	% Change	Constant Currency Change %	2025	2024	% Change	Constant Currency Change %
Revenue
Subscription	$229,491	$157,617	46%	46%	$631,156	$433,214	46%	47%
Total revenues	$271,713	$192,594	41%	42%	$754,721	$538,474	40%	41%
Bookings
Subscription	$240,270	$176,309	36%	34%	$699,713	$494,259	42%	41%
Total Bookings	$281,919	$211,456	33%	31%	$821,587	$599,000	37%	37%
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
Income taxes
Income taxes represent the tax impact associated with our operations under the tax laws of the jurisdictions in which we operate. In addition to the U.S., we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Revenues	$271,713	$192,594	41%	$754,721	$538,474	40%
Cost of revenues (1) (2)	74,802	52,180	43	211,133	144,720	46
Gross profit	196,911	140,414	40	543,588	393,754	38
Operating expenses:
Research and development (1) (2)	82,707	62,878	32	226,767	168,903	34
Sales and marketing (1) (2)	35,081	25,574	37	91,306	65,679	39
General and administrative (1) (2)	43,964	38,388	15	133,399	110,459	21
Total operating expenses	161,752	126,840	28	451,472	345,041	31
Income from operations	35,159	13,574	>100	92,116	48,713	89
Other (expense) income, net	(503)	569	nm	2,158	(759)	nm
Income before interest income and income taxes	34,656	14,143	>100	94,274	47,954	97
Interest income	11,793	11,246	5	33,635	32,000	5
Income before income taxes	46,449	25,389	83	127,909	79,954	60
(Benefit from) provision for income taxes	(245,746)	2,029	nm	(244,202)	5,287	nm
Net income and comprehensive income	$292,195	$23,360	>100	$372,111	$74,667	>100
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues	$28	$20	$72	$54
Research and development	22,821	16,230	61,115	43,331
Sales and marketing	1,633	1,305	4,657	3,557
General and administrative	11,083	11,404	35,331	33,748
Total	$35,565	$28,959	$101,175	$80,690

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenues (a)	$2,131	$1,397	$6,299	$3,189
Research and development	826	648	2,451	1,588
Sales and marketing (a)	242	218	713	646
General and administrative	354	613	1,120	1,770
Total	$3,553	$2,876	$10,583	$7,193
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	100%	100%	100%	100%
Cost of revenues	28	27	28	27
Gross profit	72	73	72	73
Operating expenses:
Research and development	30	33	30	31
Sales and marketing	13	13	12	12
General and administrative	16	20	18	21
Total operating expenses	60	66	60	64
Income from operations	13	7	12	9
Other (expense) income, net	—	—	—	—
Income before interest income and income taxes	13	7	12	9
Interest income	4	6	4	6
Income before income taxes	17	13	17	15
(Benefit from) provision for income taxes	(90)	1	(32)	1
Net income and comprehensive income	108%	12%	49%	14%
Revenues
Revenues increased by $79.1 million, or 41%, to $271.7 million during the three months ended September 30, 2025, from revenues of $192.6 million during the three months ended September 30, 2024. Revenues increased $216.2 million, or 40%, to $754.7 million during the nine months ended September 30, 2025, from revenues of $538.5 million during the nine months ended September 30, 2024. The main drivers of the increases were:
•Subscription revenue increased by $71.9 million, or 46%, to $229.5 million during the three months ended September 30, 2025 and $197.9 million, or 46%, to $631.2 million during the nine months ended September 30, 2025, primarily due to an increase in the average number of paid subscribers during each period;
•Other revenue increased by $7.2 million, or 21%, to $42.2 million during the three months ended September 30, 2025 and $18.3 million, or 17%, to $123.6 million during the nine months ended

September 30, 2025, primarily due to increased advertising revenue, resulting from an increase in DAUs, which resulted in increased advertisements served.
The following table provides the changes in revenues by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Subscription	$229,491	$157,617	$71,874	46%	$631,156	$433,214	$197,942	46
Other (1)	42,222	34,977	7,245	21	123,565	105,260	18,305	17
Total revenues	$271,713	$192,594	$79,119	41%	$754,721	$538,474	$216,247	40
________________
(1) Other revenue is comprised mainly of Advertising, Duolingo English Test, and In-App Purchases.

Cost of Revenues and Gross Margin. Total gross margin decreased to 72.5% from 72.9% during the three months ended September 30, 2025 and 2024, respectively, primarily due to decreases in subscription and advertising gross margins related to an increase in generative AI costs associated with expansion of our Duolingo Max subscription tier and increased hosting costs. Total gross margin decreased to 72.0% from 73.1% during the nine months ended September 30, 2025 and 2024, respectively, primarily due to a decrease in subscription gross margins related to an increase in generative AI costs associated with expansion of our Duolingo Max subscription tier.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025		2024		Change		2025		2024		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$74,802	72.5%	$52,180	72.9%	$22,622	(0.4)%	$211,133	72.0%	$144,720	73.1%	$66,413	(1.1)%
Operating Expenses
Research and Development. Research and development expense increased by $19.8 million, or 32%, to $82.7 million during the three months ended September 30, 2025 from $62.9 million during the three months ended September 30, 2024. The increase was mainly due to:
•Increased net personnel costs of $16.6 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $16.8 million, of which $9.6 million of the increase was related to stock-based compensation expenses related to equity awards in addition to acquisition related costs of $2.6 million. This increase was reduced by $0.3 million of wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and technology costs of $2.4 million; and
•Increased contractor, travel, and other costs of $0.8 million.
Research and development expense increased by $57.9 million, or 34%, to $226.8 million during the nine months ended September 30, 2025 from $168.9 million during the nine months ended September 30, 2024. The increase was mainly due to:
•Increased net personnel costs of $48.3 million, driven primarily by the growth in headcount. Total gross personnel costs increased by $46.7 million, including increased stock-based compensation expenses related to equity awards of $20.1 million in addition to acquisition related costs of $2.6 million. Additionally, there was an increase of $1.6 million due to a reduction in wages recorded as capitalized software as compared to the same period in the prior year;
•Increased web services and technology costs of $6.6 million; and
•Increased contractor, travel and other costs of $3.0 million.
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
Sales and Marketing. Sales and marketing expense increased by $9.5 million, or 37%, to $35.1 million during the three months ended September 30, 2025 from $25.6 million during the three months ended September 30, 2024
This increase was mainly due to:
•Increased direct marketing and other expenses of $8.1 million; and
•Increased personnel costs of $1.4 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $0.4 million.
Sales and marketing expense increased by $25.6 million, or 39%, to $91.3 million during the nine months ended September 30, 2025 from $65.7 million during the nine months ended September 30, 2024.
This increase was mainly due to:
•Increased direct marketing and other expenses of $20.3 million; and
•Increased personnel costs of $5.3 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $1.3 million.
General and Administrative. General and administrative expense increased by $5.6 million, or 15%, to $44.0 million during the three months ended September 30, 2025 from $38.4 million during the three months ended September 30, 2024. This increase was mainly due to:
•Increased personnel costs of $2.4 million, stock-based compensation expenses related to equity awards remained flat for the period;
•Increased web services and technology costs of $1.4 million;
•Increased travel, meals and professional fees of $1.3 million; and
•Increased facilities expense of $1.1 million.
The above increases were partially offset by decreases in insurance and other costs of $0.6 million.
General and administrative expense increased by $22.9 million, or 21%, to $133.4 million during the nine months ended September 30, 2025 from $110.5 million during the nine months ended September 30, 2024. This increase was mainly due to:
•Increased personnel costs of $13.3 million, including an increase of $6.5 million in stock-based compensation expenses related to equity awards;
•Increased web services and technology costs of $4.0 million;

•Increased travel and meals expenses of $3.0 million;
•Increased office expenses of $1.6 million; and
•Increased acquisition related costs of $1.0 million.
Interest Income
Interest income increased by $0.5 million, or 5%, to $11.8 million during the three months ended September 30, 2025, from $11.2 million during the three months ended September 30, 2024. Interest income increased by $1.6 million, or 5%, to $33.6 million during the nine months ended September 30, 2025, from $32.0 million during the nine months ended September 30, 2024. Both period increases were due to higher average interest-bearing balances partially offset by slightly lower interest rates.
Other (expense) income, net
Other (expense) income, net increased by $1.1 million, during the three months ended September 30, 2025, and $2.9 million during the nine months ended September 30, 2025, compared to the same respective prior year periods, mainly from the impact from changes in foreign currency rates.
Income taxes
The income tax benefit was $245.7 million and $244.2 million during the three and nine months ended September 30, 2025, respectively, compared to a provision of $2.0 million and $5.3 million during the three and nine months ended September 30, 2024, respectively. The income tax benefit for the three and nine months ended September 30, 2025, was primarily related to the release of our U.S. valuation allowance on certain deferred tax assets and other discrete tax items. As of September 30, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, resulting in the release of our valuation allowance. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis (see Note 9, Income Taxes to our financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further details).
The quarter’s tax benefit also reflects the impact of the “One Big Beautiful Bill Act” tax legislation, which modified the treatment of domestic research and development expenditures, and now allows for the immediate expensing of domestic research and development expenses.
Liquidity and Capital Resources
We finance our operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of September 30, 2025, we had $1,011.5 million in cash and cash equivalents and $109.9 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, certificates of deposit, and commercial paper.
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
During the nine months ended September 30, 2025, we executed an amendment to our Pittsburgh headquarters lease, increasing our leased space and extending the term through 2036. As a result, we recognized an additional operating lease right-of-use asset and lease liability totaling approximately $39.0 million. The amendment also provides a tenant improvement allowance of $6.8 million, which will reduce future cash lease payments.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2025, we had deferred revenues of $441.7 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$280,545	$202,169
Net cash used for investing activities	(64,496)	(106,965)
Net cash provided by financing activities	9,702	11,595
Net increase in cash, cash equivalents and restricted cash	$225,751	$106,799
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $78.4 million, or 39%, to $280.5 million for the nine months ended September 30, 2025 from $202.2 million for the nine months ended September 30, 2024. This increase was primarily driven by higher net income during the current period, excluding non-cash items. Additionally, growth in deferred revenue contributed to the increase in cash provided by operating activities.
Investing Activities
Cash used for investing activities decreased by $42.5 million to $64.5 million for the nine months ended September 30, 2025, from $107.0 million for the nine months ended September 30, 2024. This decrease was primarily due to a $64.6 million year‑over‑year decrease in net investment activity, and 2025 net purchases of $17.0 million as compared to 2024 net purchases of $81.7 million. This decrease was partially offset by an increase of $26.5 million related to cash paid for acquisitions and $4.8 million of lower capitalized software and property and equipment purchases.
Financing Activities

Cash provided by financing decreased by $2.0 million to $9.7 million for the nine months ended September 30, 2025, from $11.6 million for the nine months ended September 30, 2024. Cash provided by financing activities in both periods is due to proceeds from exercises of stock options.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2025, we had $900.2 million of cash equivalents invested in money market funds and $208.6 million of investments mainly in corporate debt securities, U.S. Treasury securities, certificates of deposit, asset-backed securities and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) Trading Plans
On September 12, 2025, each of Dr. Severin Hacker, Chief Technology Officer and member of the Company’s Board of Directors, the SBH Trust dated March 10, 2020 (“SBH Trust”) and the Severin Hacker Foundation, entered into a joint 10b5-1 sales plan (the “Hacker 10b5-1 Sales Plan”). The Hacker 10b5-1 Sales Plan, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, will commence trading once Dr. Hacker’s 10b5-1 sales plan dated September 11, 2024 ends. Under the Hacker 10b5-1 Sales Plan, a maximum aggregate of up to 515,000 shares of the Company’s Class A common stock may be sold, consisting of (i) the net number of shares of Class A common stock issuable upon the exercise of 50,000 vested stock options held by Dr. Severin Hacker that remain unsold pursuant to Mr. Hacker’s 10b5-1 sales plan dated September 11, 2024 (which net amount is not currently determinable), (ii) up to 465,000 shares held by SBH Trust, and (iii) up to 50,000 shares held by the Severin Hacker Foundation). The Hacker 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 31, 2027, (2) the date on which all trades set forth in the Hacker 10b5-1 Sales Plan have been executed, or (3) such time as the Hacker 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.
On September 15, 2025, Natalie Glance, Chief Engineering Officer, entered into a 10b5-1 sales plan (the “Glance 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) exercise of vested stock options and the associated sale of up to 14,759 shares of the Company’s Class A common stock, (ii) the sale of 3,285 shares of Class A common stock, and (iii) the net number of shares of Class A common stock underlying 16,723 unvested restricted stock units after giving effect to the number of shares to be sold outside of the Glance 10b5-1 Plan to satisfy tax withholding obligations (which net amount is not currently determinable). The Glance 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 31, 2026, (2) the date on which all trades set forth in the Glance 10b5-1 Sales Plan have been executed, or (3) such time as the Glance 10b5-1 Sales Plan is otherwise terminated according to its terms.
No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025.

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

DUOLINGO, INC.

Date: November 5, 2025	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Matthew Skaruppa
Matthew Skaruppa Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)