Form 10-K
period 2025-12-31
Duolingo, Inc.
filed 2026-02-27
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of June 28, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,342,902,822, based upon the closing price on that date of the common stock of $410.02.

As of February 25, 2026, 40,594,239 shares of the registrant's Class A common stock were outstanding, and 6,356,052 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents                                         Page

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K including without limitation, statements regarding our business model and strategic plans, including the introduction of new products, and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our operating metrics may not be comparable to those in prior periods. See “Risk Factors—Our user metrics and other operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business” included in Part I, Item 1A. of this Annual Report on Form 10-K. Other companies, including companies in our industry, may calculate these metrics differently.
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
•We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture and financial performance may suffer.
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
•Our growth and profitability rely, in part, on our ability to attract and keep users through cost-effective marketing efforts, including through our social media presence, use of social media influencers and performance marketing. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.
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
•From time to time, we may be party to intellectual property, including copyright, related litigation and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.
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
Although education can open the door to economic opportunity, it is also among the principal sources of inequality: the privileged can get the best education in the world, while those with fewer resources, especially in developing countries, may not be able to get even basic schooling. That is why we started Duolingo. We believe that everyone, regardless of how wealthy they are, should have access to high quality education. And today, the technology necessary to enable this is in the hands of billions of people, in the form of a smartphone. At Duolingo, we build products native to the smartphone—bite-sized, on-demand and engaging—to make learning accessible and effective, opening doors for everyone alike.
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
Our team, which as of December 31, 2025, consisted of more than 900 passionate employees, including more than 430 engineers, aims to build the most sophisticated education platform in the world. We believe that by combining modern technology, the very best talent, and a mission-driven approach, we can create better learning experiences and meaningful improvements in efficacy. Our products are powered by sophisticated data analytics and AI and delivered with world-class art, animation, and design to make it easier for learners to stay motivated, master new material, and achieve their learning goals.
Our Business
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the app stores. For many, Duolingo has become synonymous with language learning: for example, on Google, people search for the term “Duolingo” much more often than “learn Spanish.” We are particularly proud that our learners come from the entire socioeconomic spectrum, ranging from billionaires and celebrities to recently resettled refugees, a rare instance in which more money does not imply better access to a high quality educational platform.
We started with a focus on teaching languages because of the profound impact learning a new language can have on people’s lives, as well as the large market opportunity. According to HolonIQ in January 2024, consumer spend on both online and offline language learning is expected to reach about $123 billion by 2027. Driving much of the demand for language learning is the reality that English can unlock tremendous economic opportunity. And the power of language learning is not limited to economic advancement. Learning another language can unlock new experiences and deepen human connections, ranging from navigating a first trip to another country to communicating with family members of an older generation.
As of December 31, 2025, Duolingo offers over 250 total language courses to more than 130 million monthly active users. To provide perspective on our reach, in the United States (“U.S”), the number of people learning a language using Duolingo is greater than the number of K-12 students taking a foreign language class in school, and there are more people learning certain languages on Duolingo, like Irish and Hawaiian, than there are native speakers of those languages worldwide.

While languages remain our core focus, we began expanding into additional subjects aligned with our mission to develop the best education in the world and make it universally available. We now offer courses in Math and Music, and recently launched Chess, which is growing rapidly as learners embrace these new subjects on the Duolingo platform.
Duolingo is the learning product built for the mobile generation: bite-sized, on-demand, and fun. We believe that the hardest part of learning something new is staying motivated, so we build gamification features into our platform to motivate our learners, and we run thousands of A/B tests to optimize each feature for maximum engagement. Our obsession with user experience has yielded affinity and loyalty in our learners, which in turn has helped us cultivate millions of brand advocates who tell their friends and families about our products. Our brand has become part of pop culture, appearing in internet memes and in sketches on late night comedy shows. All of this has allowed us to grow our business organically, primarily driven by word-of-mouth and brand buzz, and supplemented by selective and targeted paid user acquisition.
Our millions of learners complete nearly 2 billion exercises every day, creating what we believe to be the world's largest learning dataset. This data powers the high volume A/B testing and AI-driven systems that we use to continually improve how well we teach. According to an internal study, learners who completed five sections of Duolingo achieved proficiency comparable to five university semesters of language education. Independent studies corroborate this finding: Duolingo learners’ speaking skills were found to match those of university students, and users learning English on Duolingo outperformed students in traditional classroom settings on standardized language proficiency tests. Studies also found that our instructional quality continued to improve, and new learning features like Roleplay, Explain My Answer, DuoRadio, and Video Call contributed to increased learner confidence and measurable gains in listening and speaking skills.
We believe rapid advances in Artificial Intelligence (“AI”) will fundamentally change the way people learn. As a technology company and global education platform, we believe we are well positioned to play a leading role in this innovation. AI plays an increasingly important role in how we provide effective learning experiences and generate content at scale. For example, Roleplay, Explain My Answer, and Video Call are all AI-powered learning features. While the use of AI enhances the learning experience and supports product innovation at scale, it also requires increased investment in computing infrastructure and related costs, which we actively manage as we continue to expand these capabilities.
Our ability to operate at scale supports our freemium business model, which means allowing users to access our content for free and charging a subscription for additional features, is core to our success because it enables significant user scale. We intentionally do not put our learning content behind a paywall. Anyone can download the Duolingo App, use it for as long as they like, and complete as many of our courses as they choose, all without paying anything. Learners who use Duolingo for free see an ad at the end of each lesson, whereas learners who purchase one of our paid subscriptions enjoy an ad-free experience and access to additional features. As of December 31, 2025, approximately 9% of our monthly active users were paid subscribers. Our paid subscriber penetration has increased significantly since we launched our paid subscription in 2017 and, combined with our user growth, has driven strong revenue growth each year since. We have a strong future roadmap of feature improvements and optimizations, and believe our subscriber base has strong growth ahead.
Our growth and competitive differentiation have been driven by two mutually-reinforcing flywheels: our learning flywheel and our investment flywheel.
•Learning flywheel: The greater the scale of our learner base, the more we can use insights from data to improve both engagement and efficacy. We do this through continual experimentation.

The more engaging our products are, and the more effectively we teach, the more our learners tell their friends about Duolingo and the more we continue to grow our learner base.
•Investment flywheel: The scale of our learner base and word-of-mouth growth allows us to focus our capital investments on product innovation and data analytics, rather than relying primarily on brand or performance marketing. The more learners use Duolingo and convert into paid subscribers, the more we are able to invest in creating an even more delightful, engaging and effective learning experience. In turn, this increases our popularity and user scale, as well as the effectiveness of our data analytics and AI systems, further widening our moat.
In 2016, we launched the Duolingo English Test, an online, on-demand assessment of English proficiency. Every year, millions of people around the world seek to demonstrate English proficiency for a variety of reasons, including university admissions, work visas, and job applications. We developed the Duolingo English Test because language assessment has lacked innovation, with the most popular English proficiency tests still administered in physical testing centers and usually costing hundreds of dollars per test. By offering a more accessible, online option that is both rigorous and accurate, we provide greater opportunities for aspiring students and professionals dependent on the successful completion of these high stakes assessments. As of December 31, 2025, over 6,100 education programs around the world accept the Duolingo English Test results as proof of English proficiency for international student admissions, with over 5,300 of those being higher education programs. These include 24 of the top 25 undergraduate programs in the U.S. ranked by international enrollment, as well as all of the Ivy League, MIT, and Stanford.
We believe that there is a significant opportunity to diversify the scope of our platform beyond language learning to a variety of subjects, using the same product-focused, mobile-first, gamified approach to education. In 2022 we launched a math course that motivates both children and adults to sharpen their mental math skills and continue to develop our standards-aligned curriculum. In 2023, we launched a music course that's designed to teach music literacy, including how to read music notes and play songs. In 2025, we launched a new chess course to teach one of the world’s most popular games. These courses have all been integrated into the Duolingo App. We believe new products will leverage our scalable technology platform and benefit from our core competencies in product development, gamification and use of advanced data-driven analytics to deliver quantifiable efficacy. We believe that expanding the scope of our platform to additional learning subjects will further expand our addressable market.
The Duolingo Learning Experience
The Duolingo learning experience sits at the rare intersection of fun and self-improvement. We believe that learners love Duolingo because:
•It's fun. Duolingo feels more like a mobile game than an education product. Our bite-sized lessons and gamification features motivate learners to come back each day to continue learning. As of December 31, 2025, there were about 43 million daily active users with a 7-day streak or longer, and about 15 million daily active users with a 365-day streak or longer. A streak indicates the number of days in a row a lesson is completed.
•It's effective. Learners stick with Duolingo at first because it’s fun, and then over time also because they find that it works. Our expert-designed courses help learners build robust skills, and our AI technologies power personalization leading to superior learning outcomes. For more information, please visit https://www.duolingo.com/efficacy.
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

Highlights of our technology platform include:
•Large data moat. With nearly 2 billion exercises completed every day on our platform, we believe we have built the world's largest collection of language-learning data. We leverage this data by developing novel AI models at the intersection of machine learning, natural language processing, and cognitive science, which enable personalized instruction and power new product features that drive both engagement and efficacy.
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
•Advanced AI, machine learning, and data analytics capabilities. Our machine learning capabilities allow us to leverage our data to optimize the learning experience. One example of this is our machine learning tools that evaluate every learner’s answer to every exercise every day and learn to predict the probability that any learner will answer any given exercise correctly. We use these tools to adaptively construct lessons where each exercise is “just right” in terms of difficulty for each learner. And our expertise in AI and machine learning also allow us to effectively and efficiently integrate external AI models to improve our products. For example, we are able to generate high quality course content at materially faster speeds due to leveraging AI, and AI powers numerous new learning features contributing to gains in learner outcomes.
•Shared infrastructure. Products across our platform, like our flagship Duolingo App (including our Math, Music, and Chess courses), and the Duolingo English Test, share a singular technology infrastructure, which allows us to leverage operational efficiencies in implementing new features for each. With our shared infrastructure, we are able to innovate at a higher velocity.
•Strict data protection and privacy standards. We are committed to abiding by the strictest privacy standards and do not sell personal data to outside parties.
Our Solutions
The Duolingo App
The Duolingo App is the world’s most popular way to learn languages. Accessible for free, as of December 31, 2025 it offers over 250 total language courses to more than 130 million monthly active users. It is also the top-grossing app globally in the Education category on both Google Play and the Apple App Store. Duolingo can also be accessed by desktop computers via a web browser at https://duolingo.com. Math, Music, and Chess courses are also integrated into the Duolingo App.
Super Duolingo
While all of Duolingo’s course content can be accessed for free, our subscription offering, Super Duolingo, offers learners additional features to enhance their learning experience. In 2021, we launched a family plan, which includes up to six subscribers under one annual plan.
Duolingo Max
Duolingo Max is a premium subscription tier launched in 2023 and offered to a portion of our user base and priced higher than Super Duolingo. It gives learners access to the existing features of Super Duolingo in addition to incremental features and exercises powered by AI technology.

Duolingo English Test: AI-Driven Language Assessment
Launched in 2016, the Duolingo English Test is an online, on-demand, high-stakes (e.g., used for university admissions) English proficiency assessment. To take the test, an individual must have access to both (i) a computer equipped with a webcam and (ii) a smartphone, as well as a reliable internet connection. The test can be taken from anywhere, at any time. The test is “computer adaptive”, meaning it gets harder or easier depending on the performance of the test taker, and can be completed in less than an hour.
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
We are proud to say that Duolingo was founded by two immigrants and that our employees represent a wide range of countries and backgrounds, representing the diversity of our global learner community. We believe an environment of inclusion and belonging, where individuals can excel regardless of their background, is important to our long-term performance and value. We also recognize the importance of pursuing such efforts in a legally sound manner. It is our policy to not make employment (including hiring, promotion, or compensation) decisions on the basis of any legally protected characteristic, and to consider our efforts through a legal compliance lens.

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
Industry Trends
We believe the following market trends will contribute to the continued success of our platform:
•AI will increasingly shape online learning. Rapid advances in AI, particularly large language models, will change how people use technology to learn. We believe that this trend will continue to accelerate, and that it will offer an almost unimaginable set of opportunities for companies at the nexus of technology and education to teach at scale.
•Online learners seek engaging, mobile-first experiences. Consumers are increasingly accustomed to the highly engaging design of social media apps and mobile games. We believe that consumers turning to online learning will not only prefer the convenience and control that mobile apps provide, but also expect experiences to be highly engaging.
Competition
We believe that our relentless focus on building an engaging and effective learning product, powered by our freemium model, has led to a leading market position, as measured by downloads, active users, and brand awareness. However, learners have a variety of options when choosing to learn a language. We compete for learners’ time, attention, and share of wallet not only with other online and app-based language learning platforms but also with offline forms of language learning. Because of the extensibility of the Duolingo platform beyond language learning, we also compete with language learning assessment providers, literacy platforms, as well as math, music, and chess learning products.
We believe that our ability to compete successfully depends primarily on the following factors:
•Continued growth in internet access and mobile adoption around the world;

•Our ability to continue to increase our learner base through organic, word-of-mouth and the ongoing engagement provided by our free user experience;
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
The size of our user base and our users’ level of engagement and paid conversion are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, keeping and engaging users of our products and converting them into paying subscribers who remain continuing paying subscribers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. If people do not perceive our products to be useful, effective, reliable, or trustworthy, we may not be able to attract or keep users or otherwise maintain or increase the frequency and duration of their engagement or the percentage of users that are converted into or remain paying subscribers. There is no guarantee that we will not experience an erosion of our user or subscriber base or engagement levels. User engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user stickiness, growth, engagement and conversion, including if:
•users increasingly engage with other competitive products or services instead of our own;
•user behavior on any of our products changes, including decreases in the frequency and duration of use of our products and services;
•users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size and quality of internal or external ads that we display;
•users lose confidence in our ability to teach language or there is a decrease in user stickiness as a result of users no longer being interested in pursuing online language learning or reaching a point where they feel our product cannot advance their language ability;
•users are no longer willing to pay for subscriptions or in-app purchases (“IAPs”) or we are unable to increase the price of our subscriptions or IAPs;
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
From time to time, certain of these factors have negatively affected user stickiness, growth and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected. In addition, we may not experience rapid user growth or engagement in countries that have high mobile device penetration, but due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. Any decrease in user stickiness, growth or engagement may have a material and adverse impact on our revenue, business, financial condition and results of operations. If our user growth rate slows or declines, we will become increasingly dependent on paid marketing to attract users and our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.
The online language learning industry is highly competitive, with low switching costs and a consistent stream of new products and entrants, and innovation by our competitors may disrupt our business.
The online language learning industry is highly competitive, with a consistent stream of new products and entrants. As a result, new products, entrants and business models are likely to continue to emerge, both in the U.S. and abroad. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology (such as generative artificial intelligence “GenAI”)), or a new or existing distribution channel, creating a new or different approach to connecting people or some other means. We compete for learners’ time, attention, and spend not only with other online and app-based language learning platforms, but also with offline forms of language learning. Because of the extensibility of the Duolingo platform beyond language learning and the Company’s Chess, Math, and Music courses, we also compete with language learning assessment providers and literacy platforms and other kinds of online learning platforms and may compete with additional types of learning platforms in the future.
Current and potential competitors, both domestically and internationally, may have greater financial, technical, sales, marketing and other resources than we do, as well as in some cases, lower costs. Some competitors offer more differentiated products (for example, online learning as well as physical classrooms and textbooks) that may allow them to more flexibly meet changing customer preferences. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics or other key areas that we currently serve or may serve in the future, or in their ability to teach certain languages or to teach speakers of certain languages other languages. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products, to respond more quickly or cost-effectively than us to new or changing opportunities, new or emerging technologies or changes in customer requirements and preferences, or to offer lower prices than ours or to offer free language-learning products or services.
There are a number of free online language-learning opportunities to learn grammar, pronunciation, vocabulary (including specialties in areas such as medicine and business), reading and conversation by means of podcasts and mobile applications, audio courses and lessons, videos, games, chatbots, stories, news, digital textbooks, and through other means, which compete with our products. We estimate that there are thousands of free mobile applications for language learning; free products are provided in at least 50 languages by private companies, universities and government agencies. Low barriers to entry allow start-up companies with lower costs and less pressure for profitability to compete with us. Competitors that are focused more on user acquisition rather than profitability may be able to offer products at significantly lower prices or for free. As translation services and products, such as wearable devices that provide translation, improve and become more widely available and used, people may generally become less interested in language learning. If we cannot successfully attract users of these products and services and convert a sufficient portion of these users into paying users, our business could be adversely affected. If other products and services become more engaging and competitive or gain widespread acceptance by the public, demand for our products could decline or we may have to lower our prices, which could adversely impact our revenue and other results.
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
Our ability to keep, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing brand and products and to create successful new brands and products. We may introduce significant changes to our existing brand and products, or acquire or introduce new and unproven brands, products and product extensions, including using technologies with which we have little or no prior development or operating experience or for which the regulatory environment is still unsettled. In addition, we often introduce a new product and delay its monetization until the product is more mature and the user base is better established. We have also invested, and expect to continue to invest, significant resources in growing our products to support increasing usage as well as new lines of business, new products, new product extensions and other initiatives to generate revenue. For example, we launched our Math and Music courses, in the Duolingo App in 2022 and 2023, respectively, however, neither has generated material revenue for us. More recently, we launched Duolingo Max, which is powered by GenAI technology, and our Chess course. There is no guarantee that investing in new lines of business, new products, new product features, new product extensions and other initiatives will succeed. If our new or enhanced brands, products, features or product extensions fail to engage users, we may fail to attract or keep users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected.
We may not be able to maintain or increase profitability in the future.
There can be no assurances that we will continue to maintain or increase our profitability. Our costs of revenues or operating expenses may continue to increase in the future as we increase our sales and marketing efforts and continue to invest in the development of products and services. These efforts may be costlier than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. In addition, our revenue growth may slow or our revenue may decline for a number of possible reasons, including reduced demand for our products or services, increased competition, a decrease in the growth or reduction in size of our overall market, strategic operational decisions in how we prioritize user engagement and long-term growth, or if we fail for any reason to capitalize on our growth opportunities. If we are unable to maintain or increase profitability in the future, it could materially adversely affect our business, financial condition and results of operations.
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
Our costs continue to increase, and some of our investments have the effect of reducing our operating margin and profitability. If our investments are not successful, our business and financial performance could be harmed.
Historically, our costs have increased each year since 2011, and we anticipate that our expenses will continue to increase in the future as we broaden our user base, develop and implement new products, market new and existing products and promote our brands, continue to expand our technical infrastructure and physical office presence, and continue to hire additional employees and contractors to support our expanding operations, including our efforts to focus on privacy, safety, and security. In addition, from time to time we may be subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. We may also invest in new platforms and technologies. Some of these investments may generate only limited revenue and reduce our operating margin and profitability. If these efforts are not successful, our ability to grow revenue will be harmed, which could materially adversely affect our business and financial performance.
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
Errors or inaccuracies in our metrics or data could also result in misinformed business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. Our efforts to address technical issues in our ability to record such data and improve our accuracy may not always be successful, and given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial condition, and results of operations could be materially adversely affected.
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
Our products depend on mobile app stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. We depend on Apple and Google approving our mobile applications to be distributed on their respective platforms. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold. Purchases of these subscriptions and features via our mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. As of December 31, 2025 we paid Apple and Google, as applicable, a meaningful share (generally 15-30%) of the payments we receive from transactions processed through in-app payment systems during the year. In the twelve months ended December 31, 2025, we derived 62% of our revenue and 61% of our total bookings from the Apple App Store, and 20% of our revenue and 21% of our total bookings from the Google Play Store. The timing of their payments also may change, which may negatively impact our cash receipts and working capital. Any interruption, even temporary, in their distribution platforms or ability to accept customer payments, may have material impacts on our business and operations.
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
A platform provider may also change its fee structure, impose additional fees associated with access to or use of its platform, alter advertising practices, modify how user data is made available to application developers, limit the use of personal information for advertising or attribution purposes, or restrict how users can share information on or across platforms. Such changes could materially affect how we market and monetize our products, measure the effectiveness of our advertising, or reach and engage users, and could create a more challenging environment for publishers and advertisers on these platforms.
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
Our technology infrastructure is critical to the performance of our products and to user satisfaction, as well as our corporate functions. Our products and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time and expense to replace. We expect this dependence on third-parties to continue. We have suffered interruptions in service in the past, including when releasing new software versions or bug fixes, and if any such interruption were significant or prolonged it could adversely affect our business, financial condition, results of operations or reputation.
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
Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS or Google Cloud, could adversely impact our business, financial condition or results of operations. For example, on October 20, 2025, an outage of the us-east-1 region of the AWS platform caused Duolingo to go offline for over 12 hours. To the extent we do not effectively respond to any such interruptions, upgrade our systems as needed and continually develop our technology and network architecture to accommodate traffic, our business, financial condition or results of operations could be adversely affected. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our products, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.

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
We generate advertising revenue from the sale of display and video advertising delivered through advertising impressions. During the year ended December 31, 2025, approximately 7.7% of our total revenues were derived from advertising. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.
In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices or reduce the ability to provide personalized or targeted advertising, which results in less valuable ads. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. Furthermore, laws and regulations may also make it more difficult to deliver personalized or targeted advertising or impose requirements that result in more users making elections to block our ability to deliver targeted ads. For example, many U.S. states have enacted laws allowing their residents to opt out of the use of their Personal Data for targeted advertising. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns could suffer, which could cause our business, financial condition, or results of operations to suffer. The impact of similar potential future operating systems changes or potential future regulation on targeted advertising is highly uncertain.

If we are not able to maintain the value and reputation of our brand, our business and financial results may be harmed.
We believe that our brand has significantly contributed to our word of mouth virality, which has in turn contributed to the success of our business. We also believe that maintaining, protecting and enhancing our brand is critical to expanding our base of users and, if we fail to do so, our business, financial condition and results of operations could be materially adversely affected. We believe that the importance of brand recognition will continue to increase, given the growing number of language learning applications and the low barriers to entry for companies offering language learning products and services. Many of our new users are referred by existing users or are acquired by content created by unrelated third parties about our products, services and brand. Maintaining our brand will depend largely on our ability to continue to provide useful, reliable, trustworthy and innovative products, which we may not do successfully.
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
We have increased our marketing expenditures over time in order to attract and keep users and sustain our growth. For the years ended December 31, 2025 and 2024, our Sales and marketing expenses were $125.7 million and $90.5 million, respectively. Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat users (and keep current users) for our products is adversely impacted. To continue to reach potential users and grow our businesses, we must identify and devote our overall marketing activities and expenditures to new and evolving advertising channels, such as mobile and online video and social media platforms as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Furthermore, these newer advertising channels often change rapidly, including changes in policies and algorithms, and can be subject to disruptions for reasons beyond our control (for example, the potential U.S. governmental restrictions or limitations on the TikTok platform). Any failure to successfully and cost-effectively manage our marketing efforts on, or disruptions to, social media platforms that we have come to depend on for marketing, including due to legislation, regulation, or directives (including executive orders), could materially adversely affect our business, financial condition and results of operations.
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
In addition, we engage in influencer-led campaigns as a part of our marketing strategy. An increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. While we ask our influencers to comply with the FTC regulations and our guidelines, we do not regularly monitor what our influencers post, and if we were held responsible for the content of their posts, we could be forced to alter our practices, which could have material adverse effect on our business, financial condition, and results of operations.
Negative commentary regarding us, our products or influencers, and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. The harm may be immediate, without affording us an opportunity for redress or correction. See “Unfavorable media coverage could materially adversely affect our business, brand image or reputation.”
We are subject to certain risks as a mission-based company.
We believe that a critical contributor to our success has been our commitment to make free language learning available worldwide in an effort to help people throughout the world improve their economic outcomes. The mission of Duolingo is a significant part of our business strategy and who we are as a company. We believe that Duolingo users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our users have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to Duolingo’s mission. For example, maintaining a free version of the app that is both effective and enjoyable is central to Duolingo’s mission. Any actions we take that are viewed as contrary to that mission, including paid-only features or changes to the offering, that are viewed as undermining its fun or effectiveness may, therefore, harm our brand and reputation. These effects may be more significant or lasting for us than for other companies that do not have a mission-based brand.
We have made and in the future may make decisions regarding our business and products in accordance with Duolingo’s mission and values that may reduce our short- or medium-term operating results if we believe those decisions will result in longer-term benefits, such as maintaining or improving aggregate user experience in keeping with our mission. However, this may not result in the long-term value and financial performance we anticipate, either on the time frame we expect or at all, particularly due to the uncertainty and variables inherent in longer-term expectations.
Unfavorable media coverage could materially adversely affect our business, brand image or reputation.
Unfavorable publicity or media reports, including in social media platforms, regarding us, our privacy practices, our social media activities, data security compromises or breaches, product changes, product or service quality or features, litigation or regulatory activity or regarding the actions of our partners, our users, our employees or other companies in our industry, could materially adversely affect our brand image or reputation, regardless of the veracity of such publicity or media reports. If we fail to protect our brand image or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer app installs (or increased app uninstalls), or slower user growth rates. For example, in April 2025, the Company publicly released a memo regarding the use of AI in its operations, which may have contributed to unfavorable publicity, adverse impacts on the Company’s brand and social media presence, and a deceleration in user growth. Damage to our brand or reputation could also adversely affect educational institutions’ willingness to accept the Duolingo English Test, which in turn could slow the growth of, or reduce, our revenue from the Duolingo English Test. In addition, if securities analysts or investors perceive any media coverage of us to be negative, the price of our Class A common stock may be materially adversely affected. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.
We currently depend on the continued services and performance of our key personnel, including Luis von Ahn and Severin Hacker. If one or more of our executive officers or key employees were unable or unwilling to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management as well as key engineering, product development, design and marketing personnel, could disrupt our operations and have a material adverse effect on our business. The success of our brand also depends on the commitment of our key personnel to our mission. To the extent that any of our key personnel act in a way that does not align with our mission, our reputation could be materially adversely affected. See “Our employees, consultants and third party providers could engage in misconduct that materially adversely affects us.”
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified, highly skilled employees in our industry is intense, and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. The programs we have established to attract new employees and provide incentives to retain existing employees, particularly our senior management, may result in additional expenses and may not have the desired effect. For example, there has been increasing scrutiny on certain human capital initiatives and activism by groups, both those seeking to promote and constrain such initiatives, which may require us to incur costs, subject us to litigation or activism, or result in adverse impacts on employee recruitment, engagement, and retention. We cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.
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
The success of the Duolingo English Test, from which we derived approximately 4.0% of our total revenue for the year ended December 31, 2025, depends in part upon the continued recognition and acceptance by schools, governments, and other institutions of technology-based assessment, and the continued utilization of assessment in general. If schools, governments, and other institutions reduce their reliance, or altogether cease to use standardized testing as part of admissions processes or otherwise, or reduce or eliminate reliance on standardized testing, it would have a material adverse effect on our Duolingo English Test business, which could adversely affect our revenues and results of operations.
For example, a country’s decision to cap or reduce immigration, particularly international student immigration, could reduce the number of Duolingo English Tests that are taken for the purpose of immigration to that country. Likewise, if trends in international education shift away from English-speaking destination countries, such as the U.S., where the Duolingo English Test is accepted, we may see a reduction in the number of Duolingo English Tests taken. See “We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.”
Similarly, we continually seek to expand the number of schools, governments, and other institutions that accept the Duolingo English Test, including through direct engagement, government tenders, and other channels. If we are unable to do so, it may have a material adverse effect on our ability to grow the number of tests taken through the Duolingo English Test. Certain schools, governments, and other institutions have in the past rescinded their acceptance of the Duolingo English Test, and if there is an increase in the number of institutions to do so, it may adversely affect our business and financial results. For example, loss of confidence in the Duolingo English Test’s validity, security, or other characteristics could lead to a reduction in the number of accepting institutions, which could in turn reduce the appeal of the Duolingo English Test to test takers and adversely affect our revenues and results of operations. See “Unfavorable media coverage could materially adversely affect our business, brand image or reputation.”.
We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.
Both our learning application and the Duolingo English Test are available all over the world, and we have operations in various international markets. Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, including:
•operational and compliance challenges caused by distance, language, legal and cultural differences;
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
•low usage or penetration of internet-connected consumer electronic devices;
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
In addition to the factors listed above, we have invested to expand our operations in China, which is an intensely competitive market, both on the consumer side and from a talent perspective. We maintain an office in China with employees primarily engaged in research and development and marketing-related activities. Operating in China exposes us to additional risks, including heightened regulatory scrutiny, evolving data security and privacy requirements, restrictions on cross-border data transfers, and increased compliance costs. Regulatory authorities in China may also seek access to user data or impose requirements that conflict with our practices or with laws and regulations in other jurisdictions, which could limit our ability to operate our services consistently across markets.
In addition, changes in geopolitical conditions, government policies toward foreign-owned or foreign-affiliated technology companies, or broader political or economic developments could disrupt our operations, affect our workforce, or require us to make changes to how our products and internal systems operate in China. While we have previously experienced temporary disruptions to the availability of our applications in China, similar actions could occur in the future.

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
Our products and services and the operation of our business involve the collection, storage, processing, and transmission of data, including personal data related to users and others, as well as proprietary information belonging to our business (collectively, “Confidential Information”). We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services.
Our IT Systems and Confidential Information, as well as the information systems of third parties on which we rely, are susceptible to increasing threats of continually evolving cybersecurity risks. In particular, our industry is prone to cyber-attacks by third parties seeking unauthorized access to Confidential Information or to disrupt our ability to provide services. We face an ever-increasing number of threats to our IT Systems and Confidential Information from a broad range of threat actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists and politically motivated groups or individuals, and we have previously experienced various attempts to access our IT Systems and Confidential Information. These threats include physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, or other third parties with otherwise legitimate access to our systems, website or facilities, or from cyber-attacks by malicious third parties which could disrupt our IT Systems or impact our Confidential Information.
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
Such security breaches or disruptions have occurred on our IT Systems in the past and will occur on our IT Systems in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. The risks related to a security breach or disruption, including through ransomware, a distributed denial-of-service (“DDoS”) attack, computer malware, viruses, social engineering (predominantly spear phishing attacks), AI model prompt injections, AI model inversion, and general hacking, have become more prevalent in our industry and have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We also regularly encounter attempts to create false or undesirable user accounts and ads or take other actions on our platform for objectionable ends. As a result of our prominence, the size of our user base, the volume of Confidential Information on our systems, the reach and popularity of our social media accounts, and the evolving nature of our products and services (including our efforts involving new and emerging technologies), we may be a particularly attractive target for such attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded criminal actors.
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
In addition, some of our partners may receive or store Confidential Information provided by us or by our users through mobile or web applications integrated with our applications and we use third-party service providers to store, transmit and otherwise process certain Confidential Information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our Confidential Information (including our users’ data) may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual provisions designed to provide protection with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.
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
Finally, the ability to access payment-related information on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our products is critical to our success and a seamless experience for our users. The passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition and results of operations. We are subject to legislation and regulation regarding the foregoing, such as California’s Automatic Renewal Law, and further legislation and regulation, or changes to existing legislation or regulation governing subscription payments and the automatic renewal of subscriptions, are being considered in many states in the U.S. While we monitor and attempt to comply with these legal developments, we have been in the past, and may be in the future, subject to claims under such legislation or regulation.
Our success depends, in part, on the integrity of our IT Systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our IT Systems and infrastructure must perform well on a consistent basis. Our products and systems rely on software and hardware that are highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. We have in the past experienced, and we may from time to time in the future experience, system interruptions that make some or all of our IT Systems or data (including Confidential Information) temporarily unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including software bugs and human errors. Further, our IT Systems and infrastructure are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God and similar events. Not all of our IT Systems and infrastructure, including the backup systems we have for certain aspects of our operations, are fully redundant. Our plans and system backups, including our formal disaster recovery plan, do not account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “Security breaches of our IT Systems, improper or unauthorized access to or disclosure of our Confidential Information, other hacking and social engineering or phishing attacks on our IT Systems or service, or other cyber incidents could disrupt our services or compromise Confidential Information related to our business and expose us to liability, which could harm our reputation and materially adversely affect our business.”
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products, provide for acceptable load times for our products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could materially adversely affect our business, financial condition and results of operations.
We may experience operational and financial risks in connection with acquisitions.
We have in the past and may in the future seek potential acquisition candidates to add complementary companies, products or technologies. For example, in July 2025, we completed the acquisition of the team behind NextBeat through the purchase of Music Learning Services Limited, a U.K.-based entity, and in July 2024, we completed the acquisition of Hobbes, an animation and motion design studio based in Detroit, Michigan. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. We may also experience operational and financial risks in connection with historical and future acquisitions if we are unable to:
•properly value prospective acquisitions;
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
•fully identify potential risks and liabilities associated with acquired businesses; or
•retain or hire senior management and other key personnel at acquired businesses.
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
Our reporting currency and our functional currency is the U.S. dollar, our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., China, Germany, and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. In addition, certain of our payment providers translate our payments from local currency into USD at time of settlement, which means that during periods of a strengthening U.S. dollar, our international receipts could be reduced. In addition, as foreign currency exchange rates fluctuate, the translation of our international receipts into U.S. dollars affects the period-over-period comparability of our operating results and can result in foreign currency exchange gains and losses. We have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. To the extent we choose to do so in the future, the use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
There are inherent climate-related risks wherever business is conducted. We and our third-party vendors have operations located in areas that have experienced, and are projected to continue to experience, various natural disasters and meteorological phenomena (such as droughts, hurricanes, heatwaves, wildfires, storms, and flooding, among others) or other catastrophic events that may disrupt our operations or those of third parties upon whom we rely, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may increase the frequency or intensity of such events or contribute to various chronic changes in the physical environment, such as sea-level rise or changes in ambient temperature or precipitation patterns, any of which may also adversely impact our or our third-parties’ operations.
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
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact our business, or our ability to provide or the manner in which we provide our services, could require us to change certain aspects of our business and operations to facilitate compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities.
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
We have historically provided, and continue to provide, services to users in certain countries that are the target of U.S. sanctions. We have implemented various control mechanisms designed to maintain compliance with applicable law as we provide these services, however, our efforts to comply with these rules and regulations may not be successful. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil or criminal sanctions, the disgorgement of profits, and may materially adversely affect our business, financial condition and results of operations.
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
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Data”), including from and about actual and prospective users, as well as our employees and business contacts.
We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards, contractual obligations, and other requirements, including those that apply generally to the handling of Personal Data, and those that are specific to certain industries, sectors, contexts, or locations. The increased regulation of Personal Data processing, including self-regulatory frameworks, laws, rules, and regulations, could have a material adverse effect on our business, financial condition and results of operations.
The scope of data privacy laws are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets.
For example, the GDPR and the U.K. GDPR impose strict data protection compliance requirements on entities established inside the EEA/U.K. as well as including: providing detailed disclosures about how personal data is collected and processed demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; complying with rights for data subjects in regard to their personal data; notifying data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; assuring that appropriate safeguards are in place where personal data is transferred out of the EEA and the U.K.; limiting retention of personal data; maintaining a record of processing activities; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit which create compliance obligations that are also applicable to entities established outside the EEA/U.K. that offer goods or services to individuals located in the EEA/U.K. or that observe the behavior of individuals located in the EEA/U.K. This has created a greater compliance burden for us as the legal regimes may subject non-compliant entities to substantial monetary penalties. Since we are subject to the supervision of relevant data protection authorities under both the GDPR and the U.K. GDPR, we could be fined under each of those regimes independently in respect of the same violation. In addition to potential substantial fines, non-compliance could result in regulatory investigations, reputational damage, orders to cease/ change the processing of personal data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs and diversion of internal resources.
We rely on a mixture of mechanisms to transfer personal data from the EEA and the U.K. to the U.S. and other jurisdictions deemed non-adequate and continue to evaluate what additional mechanisms may be required to establish adequate safeguards for personal data. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, there will be uncertainty as to how we comply with EEA and U.K. privacy laws and we could suffer additional costs, complaints, or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, and we may find it necessary to establish systems in the EEA and the U.K. to maintain personal data originating from the EEA and the U.K., which may involve substantial expense and distraction from other aspects of our business. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data, which would create similar risks for us in those countries.
We are also subject to evolving privacy laws in the EEA and the U.K. on cookies, tracking technologies and e-marketing. Regulators are increasingly focusing on compliance with such requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation which would significantly increase fines for non-compliance. If regulators continue to enforce the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users as well as personalize the consumer experience, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand and tailor our offerings to users. Our online advertising partners may also change their own policies in response to these legal developments; for example, Google recently enacted new Consent Management Platform requirements for advertisers in the EEA and U.K. Such policies may restrict our ability to personalize and serve advertisements.
Additionally, in the U.S., numerous federal and state laws that we are subject to regulate the privacy and security of Personal Data. For example, the CCPA requires covered companies to provide disclosures to California consumers and provide such consumers certain privacy rights, including the ability to opt-out of certain disclosures of Personal Data, among other obligations. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Other state comprehensive laws that are similar to the CCPA have been enacted, or are under consideration, in numerous other states.
Further, U.S. governmental agencies like the Federal Trade Commission and state attorneys general enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. We make public statements about our use and disclosure of Personal Data through our privacy policy, information provided on our website and press statements, and we may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices.

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
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. We have in the past received, and may continue to receive inquiries from regulators regarding our data privacy practices. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable data, privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use or transmission of, Personal Data, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation and proceedings by data protection authorities. We could further be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our various brands might be diminished, any or all of which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, financial condition, results of operations and prospects.

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to litigation and regulatory actions.
A variety of laws and regulations have been enacted aimed at protecting minors/children using the internet such as COPPA, U.S. state laws such as the Texas Securing Children Online Through Parental Empowerment (“SCOPE”) Act, Article 8 of the GDPR and the U.K. GDPR, and the U.K.’s Age Appropriate Design Code (also referred to as the Children’s Code) and China’s Regulations on the Protection of Minors on the Internet, which took effect on January 1, 2024. Various U.S. states have enacted laws heavily restricting the use of minors’ Personal Data, and several have also recently enacted, or are considering enacting, laws relating to age verification. As some of these laws and regulations apply to us or our applications, we implement certain precautions designed for our compliance with such laws and regulations. Despite our efforts, no assurances can be given that such measures will be sufficient. Failure to comply with such laws could expose us to significant liability, penalties, reputational harm and loss of revenue, or force us to change the way in which we process Personal Data, among other things. Any of the foregoing could materially adversely impact our business, results of operations, or financial condition. We also expect further jurisdictions to adopt these types of laws and regulations, which would further increase these risks, and may require us to spend additional resources in order to comply.
Our development, implementation and use of AI and machine learning technologies, including third-party technologies, may not be successful, which may impair our ability to compete effectively, result in reputational harm and have an adverse effect on our business.
We use machine learning and AI technologies throughout the business, including technologies that we have developed internally and via integrations with a third party’s AI technologies. For example, we use AI and machine learning technologies to help us produce content for both the learning application and the Duolingo English Test. Additionally, we use an AI-powered product enhancement, Video Call, within our highest subscription tier that allows users to practice conversation skills through video calls with one of our characters.
As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if these AI or machine learning models are (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights; or (iii) are adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our products, services, and business, as well as our reputation could suffer or we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
We incorporate GenAI, including AI that can produce and output new content, software code, data and information based on inferences from the data it receives, features into our solutions, such as Duolingo Max. GenAI technologies can be subject to accuracy issues in the output, introduce unintended biases, be trained on content in a manner that infringes on third party intellectual property or privacy rights, generate output that infringes on intellectual property or privacy rights, disclose sensitive information in a manner that is not intended, and otherwise lead to discriminatory outcomes. There is a risk that GenAI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results but in a manner that appears accurate, all of which could harm our reputation, business, or customer relationships. Our measures that are designed for accuracy of such AI generated content may not always be successful, and in some cases, we may need to rely on end users or other third parties to report such inaccuracies. The law is also uncertain across jurisdictions regarding the copyright ownership of output that is produced in whole or in part by GenAI tools, and the level of human authorship that is needed so that such output is copyrightable. The United States Copyright Office has previously denied copyright protection for content generated by AI technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI technologies. Further, if we are deemed to not have sufficient rights to the data we use to train our AI technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of GenAI technologies, and in which the outcome of such litigation is uncertain.
Further, our ability to continue to develop, maintain or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing infrastructure for the training of our own machine-learning models or the use of third-party AI models. We cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. Our products and services may not compete effectively with alternative products and services if we are not able to source and integrate the latest AI and machine learning technologies into our products and services. Moreover, if any such third-party AI and machine learning technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI and machine learning technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, market acceptance and consumer perceptions of AI and machine learning technologies is uncertain, and negative trends in acceptance or perception of such technologies may subject us to brand or reputational harm that may persist even where we undertake improvements to how we implement such technologies.
Regulatory and legislative developments on the use of AI and machine learning could adversely affect our use of such technologies in our products and services as well as our operating results.
As the regulatory framework for machine learning technology and AI evolves, our business, financial condition, and results of operations may be adversely affected. We may not always be able to anticipate how to respond to such rapidly evolving AI-specific laws or regulations. New laws regulating AI have been enacted in several jurisdictions, such as the U.S., China, and Europe and it is possible that new laws and regulations will be adopted in other jurisdictions. In the U.S., there has been uncertainty regarding the applicable regulations that will apply to the development and use of AI technologies. The Trump administration’s approach to investment in and regulation of AI technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the federal government may seek to preempt state laws when they seek to govern certain topics involving AI, as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The Trump administration may continue to implement new or rescind existing federal orders and/or administrative policies relating to AI technologies. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations so that we comply or for us to remain compliant and competitive.
At the state-level, numerous states have enacted laws regulating AI. For example, California has enacted various AI-related laws and regulations, including related to safety protocols, reporting, and transparency. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, state

AI laws like Colorado’s Artificial Intelligence Act and various state privacy laws, including the CCPA, regulate the use of automated decision making technology that results in legal or similarly significant effects on individuals and provide rights to individuals in respect of automated decision making. Such regulations, and the manner in which such new laws are interpreted, may impact our ability to develop, use, procure and commercialize AI and machine learning technologies in the future. Additionally, it is possible that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms, online testing business and data analytics and the way in which we use AI and machine learning technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
For example, in Europe, the EU Artificial Intelligence Act (“EU AI Act”) establishes a risk-based governance framework for AI in the EU market. The EU AI Act entered into force on August 1, 2024, and the majority of the substantive requirements are expected to apply from August 2, 2026, and though the European Commission has proposed an extension to December 2, 2027, such extension is not yet finalized or effective. This framework categorizes AI applications into risk categories such as “unacceptable”, “high”, “limited”, and “minimal”. Some of our current or future AI applications may fall within the “high” or “limited” risk categories. AI applications in the “high” risk category are subject to new ex ante conformity assessments and a range of new requirements, particularly on risk management, testing, technical documentation and robustness, data training and data governance and log recording, transparency, human oversight, and cybersecurity, while AI applications in the “limited” risk category are expected to become subject to new transparency and output labelling obligations. The EU AI Act also includes specific requirements for general purpose AI and foundational models, such as transparency, training data obligations, and labeling for GenAI systems. Fines for breaches of the EU AI Act extend up to 7% of worldwide annual turnover.
China has implemented a number of regulations to govern AI, algorithmic recommendation and deep synthesis technologies, namely the Provisional Provisions on Management of Generative Artificial Intelligence Services, Administrative Provisions on Algorithm Recommendation for Internet Information Services and Provisions on Management of Deep Synthesis in Internet Information Service, respectively. Such regulations impose strict obligations on service providers, among other entities, with respect to their provision and use of AI, algorithmic recommendation and deep synthesis technologies. In addition, China’s Measures for the Labelling of AI-Generated Synthetic Content requiring explicit AI labels for deep synthesis outputs are likely to cause confusion and implicit, metadata-based labels for other outputs, and Chinese authorities have published further guidance on the use of generative AI through a series of national standards, addressing requirements on as data labelling in the context of training generative AI models, data security during the model training and AI deployment stages.
The EU AI Act and the regulatory framework in China are expected to have a material impact on the way AI is regulated in the EU and in China, and together with developing guidance and decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims or fines against us, and could adversely affect our business, financial condition and operations.
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
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. See “Changes to tax laws could impact our financial results and operations.” Tax authorities are increasingly scrutinizing the tax positions of companies. These changes and scrutiny could have a materially adverse impact on our business, results of operations and cash flows.
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
We may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets, software code or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Further, the agreements that we require our employees and contractors who may be involved in the conception or development of intellectual property to execute may not be successful in establishing that intellectual property they conceive or develop is ours. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
The measures we take to protect our intellectual property rights may not always be successful, and our intellectual property rights may still not be adequate and protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection or introduces uncertainty. The occurrence of any of these events could impede our ability to effectively compete against competitors with similar technologies, any of which could materially adversely affect our business, financial condition and results of operations.
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
The trading price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including, for example, variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in, and in response the market price of shares of our Class A common stock could decrease significantly.
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
Under the dual class structure of our common stock, our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, our directors, executive officers, and 5% stockholders and their affiliates held in the aggregate 76.3% of the voting power of our capital stock. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until all outstanding shares of Class A and Class B common stock have converted automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Further, as of December 31, 2025, we had options outstanding that, if fully exercised, would result in the issuance of 632,650 shares of Class A common stock and 226,000 shares of Class B common stock, as well as 1,406,000 shares of Class A common stock issuable upon vesting and settlement of outstanding RSUs. We have registered on Form S-8 under the Securities Act the shares of our common stock subject to outstanding stock options that will be issuable pursuant to future awards granted under our equity incentive plan. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan or the award agreements entered into with participants.
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
Our income tax expense and effective tax rate may fluctuate due to changes in tax laws, operating results and the realizability of deferred tax assets.
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
Recent U.S. tax legislation has modified the rules governing the treatment of research and development expenditures under Internal Revenue Code Section 174, including allowing for immediate expensing of certain domestic research and development costs, which we have implemented. Any further changes or uncertainty in the application of these rules could materially impact our results of operations and cash flows.
The Organization for Economic Co-operation and Development ("OECD"), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least EUR 750 million, which went into effect in 2024. On January 5, 2026, the OECD released a “side-by-side” package that generally establishes an exemption for U.S.-based multinational company from the 15% global minimum tax. However, implementation of the package depends on domestic legislation and regulation in OECD member countries and is subject to subsequent review. We will continue to monitor and evaluate the potential consequences of Pillar 2 and the OECD’s “side-by-side” package on our longer-term financial position.
Many countries in the European Union, as well as a number of other countries and organizations such as the OECD, are actively considering and enacting additional changes to existing tax laws that, if enacted or when in effect, could increase our tax obligations in countries where we do business. These proposals and new laws include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which include business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows.
We are required to assess the realizability of our deferred tax assets and may record a valuation allowance if it is more likely than not that such assets will not be realized. During year ended December 31, 2025, we released the valuation allowance on our deferred tax assets based on management’s assessment of sustained positive evidence.
There can be no assurance, however, that we will continue to generate sufficient taxable income to realize our deferred tax assets in future periods. If our operating results were to decline, if our forecasts of future taxable income were not achieved, or if other negative evidence were to arise, we may be required to record a valuation allowance against some or all of our deferred tax assets. Any such determination could result in a material increase in income tax expense and could materially adversely affect our results of operations, financial position, and cash flows.
We are subject to a series of risks associated with scrutiny of environmental, social, sustainability, and related corporate responsibility matters.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their environmental, social, sustainability, and related corporate responsibility (“ESG”) practices. Increasingly, different stakeholder groups have divergent (or conflicting) views on ESG matters, which increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Any failure to successfully navigate such stakeholder expectations may result in costs, reputational harm (including in various ratings), adverse stakeholder engagement, issues in attracting/retaining employees and customers, or other adverse impacts to our business.
While we have engaged, and expect to continue to engage in, certain initiatives (such as disclosures, certifications, or goals) to improve the ESG profile of our company and products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. For example, many ESG initiatives rely on methodologies and data that are complex, subject to varying interpretations, and continuing to evolve. As with other companies, our approach to ESG matters also continues to evolve, and there can be no guarantee that our approach will align with the expectations or preferences of any particular stakeholder. For example, any failure (or perceived failure) to advance our initiatives may result in various adverse impacts, including reputational damage, potential stakeholder engagement or litigation, even if such initiatives are currently voluntary. Additionally, various policymakers, including the European Union and the State of California, have adopted (or are considering adopting) requirements for disclosures or other actions on climate- or ESG-related matters. Such requirements are not uniform, and may not be interpreted or applied uniformly, which may result in increases cost and complexity of compliance, as well as any associated risks. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity
Cybersecurity Risk Management, Strategy and Governance Disclosures
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on various cybersecurity frameworks and guidelines. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks and guidelines as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a dedicated information security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes and controls;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and is assisted by its Audit Committee (the "Committee"), which regularly reviews our cybersecurity program with management and reports to the Board. Cybersecurity reviews by the Committee generally occur quarterly or more frequently as determined to be advisable. Committee members also receive presentations on cybersecurity topics and trends from our Information Security Management Leader, internal cybersecurity staff or external experts as part of the Committee's continuing education on topics that impact public companies.
Our management team oversees our cybersecurity risk management through our Information Security Management System Governance Council, which is chaired by our Information Security Management Leader and includes our Chief Technology Officer, Chief Engineering Officer, and General Counsel, along with employee subject matter experts in law, privacy, engineering, and cybersecurity. This Governance Council also includes our Head of Information Security, who with our dedicated Information Security Team, manages the day-to-day activities needed to prevent, detect, and mitigate cybersecurity incidents, and reports to senior management through the Governance Council. This Head of Information Security has served in various roles within the cybersecurity field for over 15 years, including security leadership roles in multiple organizations and holds an undergraduate degree in information security and forensics.
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
Item 2. Properties
We lease approximately 195,254 square feet in multiple facilities in Pittsburgh, Pennsylvania where we operate our headquarters, and lease approximately 85,666 square feet of office space in New York City. We also lease other office space around the world as needed for our employees, including in Bangalore, Beijing, Berlin, Detroit, London, Tokyo, and Seattle.
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
Holders of our Common Stock
As of February 25, 2026, there were 0 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of February 25, 2026, there were 0 stockholders of record of our Class B common stock.
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
$400.00
$300.00
$200.00
$100.00
$—
07/28/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
12/31/25
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
Overview
Our flagship app has organically become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering over 250 total language courses to over 130 million monthly active users for the three months ended December 31, 2025. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
Our Business Model

How We Generate Revenue
We use a freemium business model that relies on premium subscription offerings, advertising, and in-app-purchases (IAPs) to produce revenue. We believe the following key attributes of our freemium subscription business model are core to our success.
•Large Market: There is an enormous pool of potential language learners globally that HolonIQ estimates at approximately 2 billion people.
•Free Users: Since the majority of our learning content is not behind a paywall, anyone can download the Duolingo App, use it for as long as they like, and complete any of our courses free of charge. Our users are composed of both new and reengaged users, which we draw from a large market of learners. We also work to keep existing users engaged in the product. This has allowed us to scale to more than 130 million MAUs for the three months ended December 31, 2025. We have seen these millions of learners provide two benefits to our business model:
◦They become advocates for Duolingo and support our growth through positive word-of-mouth for our product, which enables us to make very selective, efficient, and targeted marketing investments.
◦Our users complete nearly 2 billion exercises every day, generating large amounts of data that powers our high-volume A/B testing and novel AI techniques. We use this data and the insights that come from it to continually improve both engagement and efficacy.
•Paid Subscriber Conversion: We convert free users to paid subscribers over time. We see stronger conversion from users that recently joined or reengage with the platform, but also see learners who use our product for months or even years before they decide to subscribe. This allows us to enjoy economic benefits from users well into their tenure on the platform. As of December 31, 2025, subscribers made up 9.2% of our average MAUs over the last twelve months as compared to 8.8% of our average MAUs during the year ended December 31, 2024.
Subscription
Our subscription offerings as of the date of this filing are called Super Duolingo and Duolingo Max. Super Duolingo offers learners additional features to enhance their learning experience. Duolingo Max gives learners access to the existing features of Super Duolingo in addition to incremental features and exercises, such as Video Call.
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
We also offer in-app purchases, (“IAPs”) which consist of learners purchasing one-time benefits within the app, such as “Streak Freezes” and “Timer Boosts.”
In addition to monetizing the Duolingo App, we generate revenue from the Duolingo English Test by charging test takers a one-time fee. University program acceptance is a driver of Duolingo English Test revenue. As of December 31, 2025, over 6,100 education programs around the world accept the Duolingo English Test results as proof of English proficiency for international student admissions, with over 5,300 of those being higher education programs. These include 24 of the top 25 undergraduate programs in the

U.S. ranked by international enrollment, as well as top schools such as Yale, Stanford, MIT, Duke and Columbia.
Basis of Presentation
Items within Management's Discussion and Analysis of Financial Condition and Results of Operations include a discussion of changes between the years ended December 31, 2025 and 2024. For a discussion of changes from the year ended December 31, 2024 to the year ended December 31, 2023, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on February 28, 2025).
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

	Three Months Ended December 31,
(In millions)	2025	2024
Operating Metrics
Monthly active users (MAUs)	133.1	116.7
Daily active users (DAUs)	52.7	40.5
Paid subscribers (at period end)	12.2	9.5

	Year Ended December 31,
(In thousands)	2025	2024
Operating Metrics
Subscription bookings	$996,268	$730,737
Total bookings	$1,158,425	$870,601

Non-GAAP Financial Measures
Net income (GAAP) (1)	$414,065	$88,574
Adjusted EBITDA	$305,878	$191,942
Net cash provided by operating activities (GAAP)	$387,823	$285,513
Free cash flow (2)	$360,424	$264,373
________________
(1)During the year ended December 31, 2025, the Company released the valuation allowance previously recorded against its federal and state deferred tax assets, resulting in a one-time income-tax benefit of $256.7 million.

(2)The prior period has been recast to conform to current period presentation of free cash flow. See the definition of Free Cash Flow below for additional information.

Operating Metrics
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended December 31, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a measure of the size of our global active user community on Duolingo.
We had approximately 133.1 million and 116.7 million MAUs for the three months ended December 31, 2025 and 2024, respectively, representing an increase of 14% from the prior year period. We grew MAUs through a combination of product initiatives and marketing. Product improvements, such as making the app more social and engaging, helped attract new users, retain existing users, and reengage former users, while marketing expanded our reach.
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended December 31, 2025 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 52.7 million and 40.5 million DAUs for the three months ended December 31, 2025 and 2024, respectively, representing an increase of 30% from the prior year period, driven largely by an increase in retention of current users supported by modest growth of new and reengaged users. The DAU / MAU ratio, which we believe is an indicator of user engagement, increased to 39.6% from 34.7% a year ago. We grew DAUs through many of the same product and marketing initiatives as MAUs, with a focus on increasing engagement and encouraging more frequent use.
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
As of December 31, 2025 and 2024, we had approximately 12.2 million and 9.5 million paid subscribers, respectively, representing an increase of 28% from the prior year period. We grew paid subscribers through product initiatives designed to make our subscription offerings more appealing, which helped attract new subscribers and retain existing subscribers.
Subscription Bookings and Total Bookings. Subscription bookings represent the amounts we receive from a purchase of any Duolingo subscription offering. Total bookings include subscription bookings, income from advertising networks for advertisements served to our users, purchases of the Duolingo English Test, and in-app purchases of virtual goods ("IAPs"). We believe bookings provide an indication of trends in our operating results, including cash flows, that are not necessarily reflected in our revenues because we recognize subscription revenues ratably over the lifetime of a subscription, the majority of which are twelve months in duration.

For the years ended December 31, 2025 and 2024, we generated $996.3 million and $730.7 million of subscription bookings, respectively, representing an increase of $265.5 million or 36%. Subscription bookings increased, driven by growth in both first-time and renewal subscriptions.
For the years ended December 31, 2025 and 2024, we generated $1,158.4 million and $870.6 million total bookings, respectively, representing an increase of $287.8 or 33% from the prior year period. We grew total bookings primarily through growth in subscription bookings as noted above.
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
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, transaction costs related to acquisitions, acquisition earn-out costs and impairment of capitalized software. Beginning in the third quarter of 2025, we updated our definition of Adjusted EBITDA to include integration costs related to acquisitions. We did not incur integration costs in periods prior to 2025. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Year Ended December 31,
(In thousands)	2025	2024
Net income (1)	$414,065	$88,574
Add (deduct):
Interest income	(45,231)	(42,697)
(Benefit from) provision for income taxes (1)	(231,655)	13,732
Depreciation and amortization	14,391	10,854
Stock-based compensation expenses related to equity awards (2)	148,643	120,267
Acquisition transaction and integration costs (3)	4,847	774
Acquisition earn-out costs (4)	818	200
Impairment of capitalized software (5)	—	238
Adjusted EBITDA	$305,878	$191,942
________________
(1)During the year ended December 31, 2025, the Company released the valuation allowance previously recorded against its federal and state deferred tax assets, resulting in a one-time income-tax benefit of $256.7 million.

(2)In addition to stock-based compensation expense of $137.4 million and $110.5 million for the years ended December 31, 2025 and 2024, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Research and development	$4,258	$2,318
Sales and marketing	237	130
General and administrative	6,711	7,342
Total	$11,206	$9,790

(3)Represents acquisition transaction costs, including legal and accounting fees, and integration costs, both of which are included within our Consolidated Statements of Operations and Comprehensive Income as shown below. Integration costs began in the third quarter of 2025 in connection with the July 2025 acquisition.

	Year Ended December 31,
(In thousands)	2025	2024
Transaction costs
General and administrative	1,338	774
Integration costs
Research and development	$2,798	$—
Sales and marketing	133	—
General and administrative	578	—
Total Integration	3,509	0
Total transaction and integration costs	$4,847	$774

(4)Represents costs incurred related to the earn-out payments on acquisitions, which is included within General and administrative expense within our Consolidated Statements of Operations and Comprehensive Income.

(5)Represents impairment of capitalized software, which is included within Research and development expense within our Consolidated Statements of Operations and Comprehensive Income.

For the years ended December 31, 2025 and 2024, we generated net income of $414.1 million and $88.6 million, respectively, representing an increase of $325.5 million. Net income for 2025 included a one-time income-tax benefit, net of a return-to-provision adjustment reflecting refinements to our tax calculation methodology, of $256.7 million. The increase in net income, excluding the impact from the valuation allowance, as compared to the comparative period was primarily due to revenue growth, partially offset by higher operating expenses, driven primarily by headcount growth, increased marketing spending, and software and technology costs, including AI costs.
For the years ended December 31, 2025 and 2024, we generated Adjusted EBITDA of $305.9 million and $191.9 million, respectively, representing an increase of $113.9 million. Adjusted EBITDA increased as compared to the comparative periods for the reasons noted above in net income, adjusted for increases in stock-based compensation expenses, acquisition costs and depreciation and amortization.
Free Cash Flow. Free cash flow is defined as net cash provided by operating activities, less capitalized software development costs and purchases of property and equipment. Prior to the first quarter of 2025, free cash flow added back taxes paid related to stock-based compensation equity awards, acquisition transaction costs, and acquisition earn-out payments. Beginning in the first quarter of 2025, we have aligned our calculation of free cash flow to this definition, and prior period in this Annual Report on Form 10-K have been recast to conform to this presentation. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$387,823	$285,513
Less: Capitalized software development costs and purchases of intangible assets	(9,303)	(9,024)
Less: Purchases of property and equipment	(18,096)	(12,116)
Free cash flow (1)	$360,424	$264,373
________________
(1)The prior period has been recast to conform to current period presentation of free cash flow. See the definition of Free Cash Flow below for additional information.

For the years ended December 31, 2025 and 2024, we generated $387.8 million and $285.5 million of net cash provided by operating activities, respectively, representing an increase of $102.3 million. The increase as compared to the comparative prior period was primarily due to higher operating income, adjusted for non-cash items such as stock-based compensation.
For the years ended December 31, 2025 and 2024, we generated $360.4 million and $264.4 million of free cash flow, respectively, representing an increase of $96.1 million. Free cash flow increased in line with operating cash flow, reflecting the same underlying drivers of cash provided by operating activities, partially offset by higher capital investments.
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
The following table provides the changes in bookings and revenues on a reported basis and constant currency basis:

	Year Ended December 31,
(in thousands)	2025	2024	% Change	Constant Currency Change %
Revenue
Subscription	$873,442	$607,531	44%	44%
Total revenues	$1,037,589	$748,024	39%	39%
Bookings
Subscription	$996,268	$730,737	36%	35%
Total Bookings	$1,158,425	$870,601	33%	32%
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
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels in addition to hosting fees and Artificial Intelligence (“AI”) costs. To a much lesser extent, cost of revenues includes customer support costs, such as contractor fees, wages and stock-based compensation for certain employees working in customer support. It also includes the amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
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
Research and Development. We invest heavily in research and development to create new products and product features that are intended to help us grow our user base, engage our users, monetize our users, and teach our users. This, in turn, can impact the growth in, and lifetime value of, our paid subscribers, as well as increased advertising revenue from impressions from our free users. Expenses are primarily made up of costs incurred for the development of new and improved products and features in our applications during the preliminary product development stage. Such expenses include employee-related compensation, including stock-based compensation, of engineers, designers, and product managers, in addition to materials, travel and direct costs associated with the design, required testing of our platform and depreciation of certain property and equipment. We expect engineers, designers, and product managers to represent a significant portion of our employees for the foreseeable future. We typically capitalize a portion of research and development costs once the product has reached application development phase, mostly consisting of wages, each period into capitalized software when the work is specific to launching a new product, or making major upgrades to our existing products or platforms. We regularly test product improvements with our users. Many of these tests start by making small changes in the product that affect small numbers of users. As the tests evolve, they can require increasing investment and can impact more users. This process of constant testing is how we implement many of our new products and improvements to our platform and, in total, require large investments and involve substantial time and risks to develop and launch. Some of these products and product improvements may not be well received or may take a long time for users to adopt. As a result, the impact resulting from our research and development investments may be difficult to forecast.
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
Results of Operations
Comparison of the years ended December 31, 2025 and 2024
The following table sets forth our Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024	% Change
Revenues	$1,037,589	$748,024	39%
Cost of revenues (1) (2)	288,132	203,645	41
Gross profit	749,457	544,379	38
Operating expenses:
Research and development (1) (2)	306,323	235,298	30
Sales and marketing (1) (2)	125,677	90,494	39
General and administrative (1) (2)	181,887	155,992	17
Total operating expenses	613,887	481,784	27
Income from operations	135,570	62,595	>100
Other income (expense), net	1,609	(2,986)	nm
Income before interest income and income taxes	137,179	59,609	>100
Interest income	45,231	42,697	6
Income before income taxes	182,410	102,306	78
(Benefit from) provision for income taxes	(231,655)	13,732	nm
Net income and comprehensive income	$414,065	$88,574	>100
________________
(1)Includes stock-based compensation expenses as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cost of revenues	$96	$68
Research and development	84,874	60,076
Sales and marketing	6,358	4,912
General and administrative	46,109	45,421
Total	$137,437	$110,477

(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cost of revenues (a)	$8,658	$5,310
Research and development	3,328	2,358
Sales and marketing (a)	937	860
General and administrative	1,468	2,326
Total	$14,391	$10,854
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2025	2024
Revenues	100%	100%
Cost of revenues	28	27
Gross profit	72	73
Operating expenses:
Research and development	30	31
Sales and marketing	12	12
General and administrative	18	21
Total operating expenses	59	64
Income from operations	13	8
Other income (expense), net	—	—
Income before interest income and income taxes	13	8
Interest income	4	6
Income before income taxes	18	14
(Benefit from) provision for income taxes	(22)	2
Net income and comprehensive income	40%	12%
Revenues
Revenues increased by $289.6 million, or 39%, to $1,037.6 million during the year ended December 31, 2025, from revenues of $748.0 million during the year ended December 31, 2024. The main drivers of the increases were:
•Subscription revenue increased $265.9 million, or 44%, to $873.4 million during the year ended December 31, 2025, primarily due to an increase in the average number of paid subscribers during the period;
•Other revenue increased $23.7 million, or 17%, to $164.1 million during the year ended December 31, 2025, primarily due to increased advertising revenue, resulting from an increase in DAUs, which resulted in increased advertisements served.

The following table provides the changes in revenues by product type:

	Year Ended December 31,
(in thousands)	2025	2024	Change	% Change
Subscription	$873,442	$607,531	$265,911	44
Other (1)	164,147	140,493	23,654	17
Total revenues	$1,037,589	$748,024	$289,565	39
________________
(1) Other revenue is comprised mainly of Advertising, Duolingo English Test, and IAPs.

Cost of Revenues and Gross Margin. Total gross margin decreased to 72.2% from 72.8% during the years ended December 31, 2025 and 2024. The decrease was primarily attributable to both a decline in subscription gross margin, reflecting increased AI costs used in features like Video Call, and a shift in revenue mix toward advertising, which carries lower margins than subscriptions.
The following table provides the change in cost of revenues, along with related gross margins:

	Year Ended December 31,
	2025		2024		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$288,132	72.2%	$203,645	72.8%	$84,487	(0.6)%
Operating Expenses
Research and Development. Research and development expense increased by $71.0 million, or 30%, to $306.3 million during the year ended December 31, 2025 from $235.3 million during the year ended December 31, 2024. The increase was mainly due to:
•Increased net personnel costs of $59.6 million, driven primarily by the growth in headcount, including increased stock-based compensation expenses related to equity awards of $29.4 million and acquisition related costs of $2.6 million;
•Increased web services and technology costs of $8.8 million, which includes an increase of GenAI costs of $3.6 million; and
•Increased travel and other costs of $2.6 million.
Research and development continues to be our largest operating expense as we test and experiment with new products and product features and look to improve existing ones to drive engagement and efficacy. Increased engagement and efficacy, we believe, help drive organic growth in MAUs and DAUs, growth in, and better retention of, paid subscribers, as well as increased advertising opportunities with free users.
Sales and Marketing. Sales and marketing expense increased by $35.2 million, or 39%, to $125.7 million during the year ended December 31, 2025 from $90.5 million during the year ended December 31, 2024.
This increase was mainly due to:
•Increased direct marketing and other expenses of $25.8 million;
•Increased personnel costs of $6.8 million driven primarily by the growth in headcount, including increased stock-based compensation expense of $1.6 million; and
•Increased web services and technology costs of $2.5 million.

General and Administrative. General and administrative expense increased by $25.9 million, or 17%, to $181.9 million during the year ended December 31, 2025 from $156.0 million during the year ended December 31, 2024. This increase was mainly due to:
•Increased personnel costs of $8.8 million;
•Increased web services and technology costs of $6.3 million;
•Increased travel and meals expenses of $4.4 million;
•Increased facilities and office expenses of $3.0 million; and
•Increased professional and acquisition related costs of $4.2 million.
The above increases were partially offset by decreases in taxes and other costs of $0.8 million.
Interest Income
Interest income increased by $2.5 million, or 6%, to $45.2 million during the year ended December 31, 2025, from $42.7 million during the year ended December 31, 2024 due to higher average interest-bearing balances partially offset by slightly lower interest rates.
Other income (expense), net
Other income (expense), net was $1.6 million during the year ended December 31, 2025, mainly from the impact from changes in foreign currency rates compared to $3.0 million of expense during the year ended December 31, 2024.
Income taxes
The income tax benefit was $231.7 million during the year ended December 31, 2025, compared to a provision of $13.7 million during the year ended December 31, 2024. The income tax benefit for the year ended December 31, 2025, was primarily related to the release of our U.S. valuation allowance on certain deferred tax assets and other discrete tax items. See Note 9, “Income Taxes”, in the notes to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
The year-to-date tax benefit also reflects the impact of the “One Big Beautiful Bill Act” tax legislation, which modified the treatment of domestic research and development expenditures, and now allows for the immediate expensing of domestic research and development expenses. While these changes did not have a material impact on our 2025 results, future legislative changes or interpretive guidance could impact our tax expense and cash flows in future periods.
Effective tax rates may fluctuate significantly between periods and may not be indicative of future results. The Company’s effective tax rate is influenced by a number of factors, including the relative mix of domestic and foreign earnings, the amount of tax-deductible stock-based compensation, the generation and utilization of research and development tax credits, changes in tax laws, and discrete items such as changes in valuation allowances. The effective tax rate for the year ended December 31, 2025 reflects a significant discrete income tax benefit related to the release of the Company’s valuation allowance on its deferred tax assets and other discrete tax items and is not necessarily indicative of the Company’s effective tax rate in future periods.
Liquidity and Capital Resources
We finance our operations primarily through revenues and the net proceeds we have received from the issuance of equity.

As of December 31, 2025, we had $1,036.4 million in cash and cash equivalents and $104.1 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, U.S. Treasury securities and commercial paper.
We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to support working capital and capital expenditure requirements, and any future share repurchases, for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate and renewal activity, the timing of cash received from our payment processing platforms, the expansion and efficacy of our sales and marketing investments, the research and development investment related to the introduction of new products and the enhancements to existing products, and the current uncertainty in the global markets impacting, for example, consumer spending, inflation and foreign currency exchange rates. If we cannot meet our future capital requirements, we may be required to seek additional liquidity. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business and financial condition and results of operations.
During the year ended December 31, 2025, we executed an amendment to our Pittsburgh headquarters lease, increasing our leased space and extending the term through 2036. As a result, we recognized an additional operating lease right-of-use asset and lease liability totaling approximately $39.0 million. The amendment also provides a tenant improvement allowance of $6.8 million, which will reduce future cash lease payments.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Consolidated Balance Sheet. Deferred revenues consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2025, we had deferred revenues of $496.2 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$387,823	$285,513
Net cash used for investing activities	(107,678)	(217,330)
Net cash used for financing activities	(29,547)	(30,002)
Net increase in cash, cash equivalents and restricted cash	$250,598	$38,181
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $102.3 million, or 36%, to $387.8 million for the year ended December 31, 2025 from $285.5 million for the year ended December 31, 2024. This increase was primarily driven by higher operating income, adjusted for non-cash items such as stock-based compensation.

Investing Activities
Cash used for investing activities decreased by $109.7 million to $107.7 million for the year ended December 31, 2025, from $217.3 million for the year ended December 31, 2024. This decrease was primarily driven by lower net purchases of investments in 2025. During 2025, we had net purchase of $47.2 million, compared to net purchases of $189.6 million in 2024. This decrease was partially offset by an increase of $26.5 million related to cash paid for acquisitions and $6.3 million of higher capitalized software and property and equipment purchases.
Financing Activities
Cash used for financing decreased by $0.5 million to $29.5 million for the year ended December 31, 2025, from $30.0 million for the year ended December 31, 2024. Cash used for financing activities in both periods is due to taxes paid on the net-share settlements of share-based compensation awards of $41.6 million and $49.4 million, for the years ended December 31, 2025 and 2024, respectively. These amounts are partially offset by proceeds from exercises of stock options of $12.6 million and $19.4 million for the years ended December 31, 2025 and 2024, respectively.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease commitments (1)	$137,818	$13,931	$30,575	$29,270	$64,042
Other commitments (2)	44,377	44,377	—	—	—
Total contractual obligations	$182,195	$58,308	$30,575	$29,270	$64,042
________________
(1)Consists of future non-cancelable minimum rental payments under operating lease obligations, excluding short-term leases.

(2)Other business purchase commitments consist of hosting costs, web services and AI costs.

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
Stock-based Compensation
ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the income statement based on their fair values. Historically, we have granted option awards, and we would measure the fair value of our options on the date of grant using the Black-Scholes pricing model which requires the use of several estimates, including the volatility of our share price, the expected life of the option, risk free interest rates and expected dividend yield. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of equity based compensation expense. While we do not currently grant options, if we were to grant options in the future and use different assumptions for calculating Black-Scholes values in future periods, our equity based compensation expense could be materially impacted in the future.
Prior to the completion of our IPO, we were not a publicly traded company and had only limited historical information on the price of our common stock as well as employees’ option exercise behavior. As a result, we could not rely on historical experience alone to develop assumptions for our share price volatility. As such, our share price volatility was estimated with reference to a peer group of companies. Subsequent to the completion of our IPO, we transitioned to utilize the closing price of our publicly-traded stock to determine our volatility. We determined the expected life of our options using the simplified method described in the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, which defines the expected life as the average of the contractual term and the vesting period. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the option award was granted with a maturity equal to the expected term of the option award. We have not and do not expect to pay dividends on our common shares. See Note 10, “Stock-Based Compensation,” in the notes to our Consolidated Financial Statements in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of equity based compensation.
Restricted Stock Units (RSUs)
We began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Each RSU vests based upon the satisfaction of length of service. We measure and recognize stock-based compensation expense for all stock-based awards based on the estimated fair value of the award.
Performance-based RSUs
In June 2021, we granted an aggregate of 1.8 million performance-based RSUs (“Founder Awards”) to our founders. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the initial public offering, July 30, 2021, subject to the continuous service of the founders through the applicable date. The performance-based condition will be satisfied with respect to each of ten equal tranches only upon the achievement of the specified stock-price hurdles for each such tranche over a period of ten years from the date of grant. The fair value of the Founder Awards is determined using a model based on multiple stock-price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock-price hurdles may not be satisfied. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved.
Income Taxes
Deferred tax assets (“DTAs”) and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts, using currently enacted tax rates. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of our deferred tax assets is dependent on generating future taxable income and the reversal of existing temporary differences. Changes in tax laws and assumptions with respect to future taxable income could result in adjustment to these allowances.
During the three months ended September 30, 2025, the Company released the valuation allowance previously recorded against its federal and state DTAs, resulting in a one-time income-tax benefit, net of a return-to-provision adjustment, in the period of $256.7 million. In reaching this conclusion, management considered, among other factors, consecutive quarterly pre-tax profitability, a three-year cumulative income position, and sustained operational profitability. Management will continue to monitor quarterly operating results, projected taxable income, and other relevant evidence, and may record a valuation allowance in future periods if actual results or other information differ from current expectations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2025, we had $880.5 million of cash equivalents invested in money market funds and commercial paper and $239.2 million of investments mainly in corporate debt securities, U.S. Treasury securities, asset-backed securities and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our Consolidated Financial Statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Certain of our payment providers translate our payments from local currency into USD at time of settlement, which means that during periods of a strengthening U.S. dollar, our international receipts could be reduced. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., China, the United Kingdom and Germany. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. In addition, as foreign currency exchange rates fluctuate, the translation of our international receipts into U.S. dollars affects the period-over-period comparability of our operating results and can result in foreign currency exchange gains and losses. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
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

Item 8. Financial Statements
DUOLINGO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Duolingo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Duolingo, Inc. and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Intangible assets: Capitalized software – Refer to Note 7 to the financial statements
Critical Audit Matter Description

The Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs are capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company will stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the consolidated statements of operations and comprehensive income. The Company capitalized $9.2 million of software development costs, with the majority of the costs being employee wages, during the year ended December 31, 2025. Total capitalized software development costs are $44.8 million as of as of December 31, 2025.
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
•We tested individual payroll-related costs incurred within research and development, on a sample basis, and assessed whether such costs were properly capitalized or expensed based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
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

Income Taxes — Realizability of Deferred Tax Assets — Refer to Note 9 to the financial statements

Critical Audit Matter Description
The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its deferred tax assets; therefore, no valuation allowance has been recorded. During the three months ended September 30, 2025, the Company released its valuation allowance. The Company’s deferred tax assets, net as of December 31, 2025, were $227.3 million.
We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets as a critical audit matter because of the significant judgments and estimates management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the realizability of deferred tax assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:
•We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance on deferred tax assets was necessary.
•With the assistance of our tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.
•We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating taxable income.
•We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:
▪Historical taxable income, as adjusted for nonrecurring items.
▪Internal communications to management and the Board of Directors.
▪Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
•We verified the mathematical accuracy of the valuation allowance released and deferred tax assets.

•We objectively evaluated all relevant, verifiable positive and negative evidence inclusive of whether the company was in three-year cumulative loss.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2026
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Duolingo, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Duolingo, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2026

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,036,389	$785,791
Short-term investments	104,078	91,854
Accounts receivable	162,827	128,923
Deferred cost of revenues	102,663	80,162
Income tax receivable	14,067	27
Prepaid expenses and other current assets	16,582	14,831
Total current assets	1,436,606	1,101,588
Operating lease right-of-use assets	80,380	47,495
Long-term investments	135,098	98,292
Intangible assets, net	28,309	19,899
Property and equipment, net	36,297	18,943
Goodwill	35,335	10,538
Restricted cash	2,735	2,735
Deferred tax assets, net	227,339	675
Other assets	10,083	1,563
Total assets	$1,992,182	$1,301,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$496,205	$372,884
Accounts payable	7,998	6,381
Income tax payable	1,257	6,591
Accrued expenses and other current liabilities	45,688	36,375
Total current liabilities	551,148	422,231
Long-term obligation under operating leases	93,779	54,656
Deferred tax liabilities, net	249	291
Total liabilities	645,176	477,178
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 40,368 and 38,730 issued and outstanding at December 31, 2025 and December 31, 2024, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of December 31, 2025 and December 31, 2024; 6,260 and 6,206 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	1,058,783	950,393
Retained earnings (Accumulated deficit)	288,218	(125,847)
Total stockholders’ equity	1,347,006	824,550
Total liabilities and stockholders' equity	$1,992,182	$1,301,728
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,037,589	$748,024	$531,109
Cost of revenues	288,132	203,645	142,105
Gross profit	749,457	544,379	389,004
Operating expenses:
Research and development	306,323	235,298	194,352
Sales and marketing	125,677	90,494	75,788
General and administrative	181,887	155,992	132,123
Total operating expenses	613,887	481,784	402,263
Income (loss) from operations	135,570	62,595	(13,259)
Other income	3,382	1,267	590
Other expense	(1,773)	(4,253)	(645)
Other income (expense), net	1,609	(2,986)	(55)
Income (loss) before interest income and income taxes	137,179	59,609	(13,314)
Interest income	45,231	42,697	31,091
Income before income taxes	182,410	102,306	17,777
(Benefit from) provision for income taxes	(231,655)	13,732	1,710
Net income and comprehensive income	$414,065	$88,574	$16,067
Net income per share attributable to Class A and Class B common stockholders, basic	$9.05	$2.04	$0.39
Net income per share attributable to Class A and Class B common stockholders, diluted	$8.57	$1.88	$0.35
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE—January 1, 2023	40,361	$4	$772,562	$(230,488)	$542,078
Stock-based compensation expense	—	$—	$95,221	$—	$95,221
Release of performance stock units	180	$—	$—	$—	$—
Taxes paid related to net-share settlement of share-based compensation awards	(84)	$—	$(11,482)	$—	$(11,482)
Stock options exercised	1,396	$—	$13,617	$—	$13,617
Release of restricted stock units	673	$—	$—	$—	$—
Net income	—	$—	$—	$16,067	$16,067
BALANCE—December 31, 2023	42,526	4	869,918	$(214,421)	$655,501
BALANCE—January 1, 2024	42,526	$4	$869,918	$(214,421)	$655,501
Stock-based compensation expense	—	—	110,477	—	110,477
Release of performance stock units	270	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(143)	—	(49,358)	—	(49,358)
Stock options exercised	1,462	—	19,356	—	19,356
Release of restricted stock units	821	—	—	—	—
Net income	—	—	—	88,574	88,574
BALANCE—December 31, 2024	44,936	$4	$950,393	$(125,847)	$824,550
BALANCE—January 1, 2025	44,936	$4	$950,393	$(125,847)	$824,550
Stock-based compensation expense	—	—	137,437	—	137,437
Release of performance stock units	360	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(168)	—	(41,617)	—	(41,617)
Stock options exercised	664	1	12,570	—	12,571
Release of restricted stock units	836	—	—	—	—
Net income	—	—	—	414,065	414,065
BALANCE—December 31, 2025	46,628	$5	$1,058,783	$288,218	$1,347,006
See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024		2023
Cash flows from operating activities:
Net income	$414,065	$88,574		$16,067
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(225,185)	—		—
Stock-based compensation expense	137,437	110,477		95,221
Depreciation and amortization	14,391	10,854	$—	7,095
Accretion on marketable securities, net	(1,851)	(551)		—
Other	—	238		333
Changes in assets and liabilities:
Deferred revenue	123,321	123,692		91,642
Accounts receivable	(33,904)	(39,917)		(42,247)
Deferred cost of revenues	(22,501)	(26,231)		(18,890)
Prepaid expenses and other current assets	(15,791)	(7,570)		(48)
Accounts payable	1,617	3,934		1,261
Accrued expenses and other current liabilities	255	16,850		3,444
Noncurrent assets and liabilities	(4,031)	5,163		(264)
Net cash provided by operating activities	387,823	285,513		153,614
Cash flows from investing activities:
Purchases of investments	(162,926)	(193,300)		—
Maturities and paydowns of investments	115,747	3,705		—
Capitalized software expense and purchases of intangible assets	(9,303)	(9,024)		(10,493)
Purchase of property and equipment	(18,096)	(12,116)		(3,191)
Proceeds from sale of capitalized software	—	—		100
Acquisitions of companies, net of $0 and $5 cash acquired, respectively	(33,100)	(6,595)		—
Net cash used for investing activities	(107,678)	(217,330)		(13,584)
Cash flows from financing activities:
Proceeds from exercise of stock options	12,570	19,356		13,617
Taxes paid related to net-share settlement of share-based compensation awards	(41,617)	(49,358)		(11,482)
Payment of earn-out related to a previous acquisition	(500)	—		—
Net cash used for financing activities	(29,547)	(30,002)		2,135
Net increase in cash, cash equivalents and restricted cash	250,598	38,181		142,165
Cash, cash equivalents and restricted cash - Beginning of period	788,526	750,345		608,180
Cash, cash equivalents and restricted cash - End of period	$1,039,124	$788,526		$750,345

See accompanying notes to the Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,405	$7,620	$2,320
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$4,453	$—	$165
Landlord incentive included in Other assets	$6,809	$—	$—
Right of use assets obtained in exchange for new operating lease liabilities	$39,202	$33,039	$—
Right of use assets disposed of or adjusted for modifying operating leases liabilities	$—	$1,303	$2,024
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
Duolingo is a US-based mobile learning platform, as well as a digital English language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers premium services for a subscription fee. As of the date of this filing, Duolingo offers over 250 total language courses, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the U.S., China, the United Kingdom and Germany.
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the years ended December 31, 2025, 2024, and 2023. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
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
Revenue Recognition—The Company has four predominant sources of revenues; time-based subscriptions, in-app advertising placement by third parties, the Duolingo English Test, and In-App Purchases (“IAPs”). Revenue is recognized upon transfer of control of promised products or services to users in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company does not enter into contracts with a customer that contain multiple promises that result in multiple performance obligations. Revenue is recorded net of taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between Duolingo and its users.
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
Duolingo English Test revenue is generally recognized once the tests have gone through the proctoring process and a certification decision has been made. This process usually takes less than 48 hours after the test has been completed and uploaded. Customers generally have 21 days from the date of purchase to take the exam or their purchase will expire and revenue will be recognized. Virtually all customers complete their exams prior to expiration. Sometimes organizations may purchase tests in bulk via coupons with a one year expiration date. The Company will defer revenue from all tests that have neither been proctored nor expired.
The Company’s users have the option to purchase consumable in-app virtual goods. The Company recognizes revenue over the period in which the user consumes the virtual good, which is generally within a month.
The Company also recognizes revenue from Dos Lenguas LLC “Duo’s”, a restaurant that opened during 2022, in the space adjacent to Duolingo’s headquarters in Pittsburgh. Revenue from Duo’s is recognized at a point in time when the sales are made.
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
Investments —Investments consist primarily of corporate debt securities, U.S. Treasury securities, asset-backed securities, and commercial paper. Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company’s investments are classified as held-to-maturity at the time of purchase, and such classifications are reevaluated as of each balance sheet date. All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at amortized cost. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the Consolidated Statements of Operations and Comprehensive Income.
We perform periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold or mature prior to a full recovery of their cost basis. Other-than-temporary fair value impairments, if any, are determined based on the specific identification method and are reported in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income
Restricted Cash—Restricted cash consists of a collateralized letter of credit established in connection with a lease agreement for the Company’s Sub-Sublease in New York, which was signed in December 2023. Restricted cash is included in non-current assets for leases that expire in more than one year from the balance sheet date.
Accounts Receivable—Accounts receivables are reported on the consolidated balance sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Balances that are still outstanding after management has used reasonable collection efforts are written off. The Company reviews its allowance for credit losses on a quarterly basis. As of December 31, 2025 and 2024, the Company has not recorded a reserve given the Company’s lack of historical write offs.

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
Intangible Assets—The Company’s intangible assets consist of capitalized software, acquired technology and other intangible assets during the years ended December 31, 2025 and 2024. The Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs incurred prior to and after the application development stage are charged to expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three years. Relatively minor upgrades, enhancements and maintenance to the platform are expensed as incurred.
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
The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a tax authority. There were no amounts recorded at December 31, 2025 and December 31, 2024 related to uncertain tax positions.
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
Sales and Marketing—Sales and marketing expenses are expensed as incurred and consists primarily of new user acquisition, brand marketing, digital and social media content, and employee-related compensation, including stock-based compensation, for personnel engaged in sales and marketing functions, amortization of non-revenue generating capitalized software used to promote Duolingo and depreciation of certain property and equipment. Advertising costs were approximately $86,872, $62,373 and $52,969 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The majority of our revenue comes through our subscriptions and advertising streams and payments are made to Duolingo through service providers. The top three service providers, Apple, Google, and Stripe accounted for 62.5% and 22.7%, and 11.4% of total Accounts receivable as of December 31, 2025, respectively. The top two service providers, Apple and Google, accounted for 64.7%, 21.2% and of total Accounts receivable as of December 31, 2024, respectively.
Stock-Based Compensation—The Company accounts for equity-based compensation using the fair value method as set forth in the ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards based on estimated fair values. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option pricing model when granting options. Historically, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes pricing model.
The Black-Scholes model determines the fair value of equity-based payment awards based on the fair value of the underlying common stock on the date of grant and requires the use of estimates and assumptions, including the fair value of the Company’s common stock, exercise price of the stock option, expected volatility, expected life, risk-free interest rate and dividend rate. The Company estimated the expected volatility of its stock options by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options; it was not practical for the Company to estimate its own volatility due to the lack of historical prices. The expected term of the options was determined in accordance with existing equity agreements as the underlying options are assumed to be exercised upon the passage of time. The risk-free interest rate was the estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected life of the awards. The expected dividend yield is zero as the Company has not anticipated paying any recurring cash dividends in the foreseeable future. The Company accounts for forfeitures as they occur.
Restricted Stock Units (RSUs)
The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. Generally, the service-based vesting condition for the majority of these awards is satisfied over four years.
Performance-based RSUs
In June 2021, the Company granted 1,800 (one million eight-hundred thousand) performance-based RSUs to the Company’s founders (“Founder Awards”). The Founder Awards are divided into ten equal tranches with each tranche becoming eligible to vest upon achievement of the specified stock-price hurdles. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition and generally are settled one year after vesting. The service-based condition is satisfied as to 25% of the Founder Awards on each anniversary of the completion of the IPO, subject to the continuous service of the founders through the applicable date. The fair value of the Founder Awards is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock-price hurdles are met sooner than the requisite service period, the stock-based compensation expense will be adjusted to prospectively recognize the remaining expense over the remaining derived service period. Provided that the founders continue to provide services to us, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock-price hurdles are achieved. The first and second tranches were met during the year ended December 31, 2021. The third and fourth tranches were met during the year ended December 31, 2023. The fifth and sixth tranches were met during the year ended December 31, 2024. The seventh and eighth tranches were met during the year ended December 31, 2025. The Company recognized $11,059, $19,799 and $26,622 of stock-based compensation expense related to these awards, during the years ended December 31, 2025, 2024 and 2023, respectively, which is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income.
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
Segment—The Company operates as a single operating segment and derives revenues from customers through time-based subscriptions, in-app advertising placement by third parties, the Duolingo English Test, and In-App Purchases. The Chief Executive Officer, as the chief operating decision maker, evaluates the Company’s performance and allocates resources based on consolidated net income, as presented in the income statement, supplemented by disaggregated revenue details. Significant segment expenses are those that are presented on the Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure, and operates as one reporting unit.
Leases—The Company accounts for leases in accordance with ASC 842, Leases, which requires virtually all leases, other than leases that meet the definition of a short-term lease, to be recorded on the balance sheet with a right-of-use (“ROU”) asset and corresponding lease liability. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the years ended December 31, 2025, 2024 and 2023, the Company incurred no impairment charges on ROU assets.
On the lease commencement date, each lease is classified as either finance or operating, depending on certain criteria. The Company determined that it only has operating leases as none of the criteria for finance lease classification were met. Operating lease expense is recognized on a straight-line basis on the Consolidated Statements of Operations and Comprehensive Income in General and administrative expenses. On the Consolidated Statements of Changes in Cash Flows, payments for operating leases, are included in operating activities. As an accounting policy election, the Company has elected to not separate lease and non-lease components for all asset classes and made an accounting policy election for short-term leases which does not require the capitalization of leases with terms of 12 months or less at lease commencement. The discount rate utilized in calculating the lease liability is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate (“IBR”) for the expected lease term is used. The Company’s IBR approximates the rate the Company would have to pay, on a collateralized basis, to borrow an amount equal to the lease payments under similar terms.
Impairment of long-lived assets— The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The Company recorded impairment of capitalized software of $238 for the year ended December 31, 2024, and no impairment for the years ended December 31, 2025 and 2023, which represents an impairment to write-off the capitalization of an internal-use software project prior to being launched to the user base.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), which includes improvements to income tax disclosures. The standard is effective for public entities in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance on a prospective basis effective January 1, 2025. Refer to our discussion under the Note 9 “Income Taxes” footnote.
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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of December 31, 2025 and December 31, 2024:

As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$155,840	$155,840	$—	$—

Level 1
Commercial paper	$4,318	$—	$—	$4,318	$1,993	$2,324	$—
Money market funds	878,556	—	—	878,556	878,556	—	—
Subtotal	$882,874	$—	$—	$882,874	$880,549	$2,324	$—

Level 2
Asset-backed securities	$26,794	$44	$—	$26,838	$—	$347	$26,447
Corporate debt securities	182,417	237	(19)	182,635	—	93,997	88,420
U.S. Treasury securities	26,241	154	—	26,395	—	7,410	18,831
Subtotal	$235,452	$435	$(19)	$235,868	$—	$101,754	$133,698

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,118,326	$435	$(19)	$1,275,982	$1,036,389	$104,078	$135,098

As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$73,351	$73,351	$—	$—

Level 1
Commercial paper	$15,659	$2	$(1)	$15,661	$—	$15,659	$—
Money market funds	712,440	—	—	712,440	712,440	—	—
Subtotal	$728,099	$2	$(1)	$728,101	$712,440	$15,659	$—

Level 2
Asset-backed securities	$16,280	$10	$(1)	$16,289	$—	$697	$15,583
Certificates of deposit	11,521	—	(14)	11,507	—	11,521	—
Corporate debt securities	126,031	7	(494)	125,543	—	55,013	71,018
U.S. Treasury securities	19,255	2	(61)	19,195	—	8,964	10,291
Subtotal	$173,087	$19	$(570)	$172,534	$—	$76,195	$96,892

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$901,186	$21	$(571)	$975,386	$785,791	$91,854	$98,292
As of December 31, 2025 and December 31, 2024, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and four years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Consolidated Balance Sheets. Accrued interest was $2,099 and $1,487 as of December 31, 2025 and December 31, 2024, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, among other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of December 31, 2025, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No allowance for credit losses were recognized in the financial statements for held-to-maturity debt securities for the periods ended December 31, 2025 and 2024.
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

4.     ACQUISITIONS
During July 2024, the Company completed two acquisitions which brought new designer, illustration, animation, and engineering talent to Duolingo’s existing teams in addition to developed technology. The total aggregate consideration was $7,500, of which $7,100 represents the purchase price allocated to the fair value of the acquired assets and assumed liabilities, as detailed below. Of this, $6,600 was paid in cash upon closing, and $500 was held back until certain post-acquisition conditions were satisfied. The $500 was recorded as a Current liability in the Consolidated Balance Sheet for the year ended December 31, 2024. The remaining $400 of the total aggregate consideration was contingent on one year of continued service of certain employees, and was expensed over the period within General and administrative in the Consolidated Statements of Operations and Comprehensive Income. During the year ended December 31, 2024, the Company incurred $736 of acquisition costs related to due diligence and valuation, which are included in General and administrative expense within the Consolidated Statements of Operations and Comprehensive Income.
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
During July 2025, the Company completed an acquisition which strengthened its in-house capabilities by bringing onboard additional design and engineering talent. The total aggregate consideration was $34,500, of which $33,100 represents the purchase price allocated to the fair value of the intangible assets and goodwill, as detailed below. The purchase price was paid in cash upon closing, and $1,400 has been held back until certain post-acquisition conditions are satisfied. This $1,400, is contingent on one year of continued service of certain employees, and will be expensed over the period within General and administrative in the Consolidated Statements of Operations and Comprehensive Income. During 2025, the Company incurred $1,338 of acquisition costs related to due diligence and valuation, which are included in General and administrative expense within the Consolidated Statements of Operations and Comprehensive Income.
We finalized the valuation of assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2025. We did not record any measurement period adjustments during the year ended December 31, 2025. The following table summarizes the Company’s allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the acquisition date:

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

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Subscription	$873,442	$607,531	$404,684
Other (1)	164,147	140,493	126,425
Total revenues	$1,037,589	$748,024	$531,109
________________
(1) Other revenue is comprised of the below.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Advertising	$79,725	$54,907	$49,858
Duolingo English Test	42,006	45,640	41,212
IAPs	40,479	38,653	34,673
Other	1,937	1,293	682
Total other revenue	$164,147	$140,493	$126,425

Three service providers Apple, Google, and Stripe processed 61.6%, 23.4%, and 10.3% of total revenues for the year ended December 31, 2025, respectively. Three services providers, Apple, Google, and Stripe processed 60.8%, 23.4% and 11.7% of total revenues for the year ended December 31, 2024, respectively.

Information regarding geography of revenues is based upon the location where the users are located or, in the case of the Duolingo English Test, where the tests are taken:

	Year Ended December 31,
	2025	2024	2023
United States	$392,214	$311,539	$238,759
Rest of World	645,375	436,485	292,350
Total	$1,037,589	$748,024	$531,109
Customers located in the United States accounted for 38%, 42% and 45% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. No other country accounted for more than 10% of revenue in the periods presented.
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

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance—January 1	$372,884	$249,192
Amount from beginning balance recognized into revenue	(372,434)	(248,667)
Recognition of deferred revenue	(572,589)	(402,937)
Deferral of revenue	1,068,345	775,296
Ending balance—December 31	$496,205	$372,884
6.    PROPERTY and EQUIPMENT, net
Property and equipment, net, consists of the following:

(In thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$44,773	$26,938
Furniture, fixtures and equipment	13,095	8,415
Total property and equipment	57,868	35,353
Less: accumulated depreciation	(21,571)	(16,410)
Total property and equipment, net	$36,297	$18,943
Depreciation expense is included within the following financial statement line items within the Company’s Consolidated Statements of Operations and Comprehensive Income.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Research and development	$3,328	$2,358	$1,650
Sales and marketing	399	281	190
General and administrative	1,468	2,326	2,260
Total	$5,195	$4,965	$4,100

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net, consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Capitalized software	$44,849	$35,681
Acquired intangible assets	9,310	1,007
Other indefinite-lived intangible assets	252	117
Total intangible assets	54,411	36,805
Less: accumulated amortization	(26,102)	(16,906)
Intangible assets, net	$28,309	$19,899
The Company capitalized $9,168 and $9,024 of software development costs, with the majority of the costs being employee wages, during the years ended December 31, 2025 and 2024, respectively. The Company recognized no impairment and $238 of impairment of capitalized software in Research and Development within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), during the years ended December 31, 2025 and 2024, respectively, which represents an impairment to write-off the capitalization of an internal-use software project prior to being launched to the user base. Amortization expense is included within the following financial statement line items within the Company’s Consolidated Statements of Operations and Comprehensive Income.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of revenues	$8,658	$5,310	$2,020
Sales and marketing	538	579	975
Total	$9,196	$5,889	$2,995

The estimated future amortization expense of capitalized software and acquired technology with definite lives as of December 31, 2025 was as follows:

(In thousands)	Amortization Expense
2026	$12,084
2027	8,778
2028	4,396
2029	1,726
2030	1,073
Total estimated future amortization expense	$28,057

The following table represents the changes to goodwill during the twelve months ended December 31, 2025:

Carrying amount
Balance as of December 31, 2024	$10,538
Acquisition	24,797
Balance as of December 31, 2025	$35,335
As of December 31, 2025 and December 31, 2024, $17,720 and $6,923 of goodwill is deductible for tax purposes, respectively.

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
As a result of obtaining control of the Premise, the lease was recognized on the Company’s balance sheet in the second quarter of 2025 in accordance with ASC 842. $35,592 was recognized as a right-of-use-asset and $38,964 was recognized as a lease liability as part of the amendment on the Company’s Consolidated. Under the terms of the Third Amendment, the Landlord provided the Company with a tenant improvement allowance for costs related to the design, permitting, and construction of improvements to the Premise. As of December 31, 2025, $6,809 related to this allowance was recognized within Consolidated Balance Sheet within Other Assets. The full lease term extends through April 30, 2036, and includes approximately 148,266 square feet of leased space.

The following represents the components of lease cost for the year ended December 31, 2025 and 2024 along with supplemental disclosures of cash flow information, lease term and discount rate:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$12,071	$9,982	$7,459
Short term lease cost	365	83	48
Variable lease cost	418	468	252
Total lease cost	$12,854	$10,533	$7,759

Cash paid for amounts included in the measurement of lease liabilities	$4,598	$5,727	$7,512
Right-of-use assets obtained in exchange for new operating lease liabilities	$39,202	$33,039	$—
Right of use assets disposed or adjusted, modifying operating leases liabilities	$—	$1,302	$2,024

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	9 years	9 years	9 years
Weighted-average discount rate	6.91%	7.16%	7.38%

The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2025:

Fiscal year
2026	$13,931
2027	15,969
2028	14,606
2029	15,053
2030	14,217
Thereafter	64,042
Total undiscounted lease payments	$137,818
Present value adjustment	(36,835)
Operating lease liabilities	$100,983
Current lease liabilities of $7,204 and $2,581 are presented within Accrued expenses and other liabilities while non-current lease liabilities of $93,779 and $54,656 are presented within Long-term obligation under operating leases on the Consolidated Balance Sheets as of December 31, 2025 and Consolidated Balance Sheet as of December 31, 2024, respectively.

9.    INCOME TAXES
For the years ended December 31, 2025, 2024 and 2023 income before income taxes included the following components:

	Year Ended December 31,
	2025	2024	2023
Domestic	$167,873	$97,051	$16,501
Foreign	14,537	5,255	1,276
Total	$182,410	$102,306	$17,777
For the years ended December 31, 2025, 2024 and 2023 the Company recognized the following provision for income taxes:

	Twelve months ended December 31,
	2025	2024	2023
Current:
Federal	$(6,243)	$10,652	$895
State	(313)	2,639	607
Foreign	1,630	284	341
Total	$(4,926)	$13,575	$1,843

Deferred:
Federal	$(207,587)	$—	$—
State	$(17,556)	—	—
Foreign	$(1,586)	157	(133)
Total	$(226,729)	$157	$(133)

(Benefit from) provision for income taxes	$(231,655)	$13,732	$1,710
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, “Summary of Significant Accounting Policies”, cash paid for taxes, net of refunds, during the year ended December 31, 2025 was as follows:

Federal	$9,700
State	3,955
Foreign	702
Total cash paid for income taxes, net of refunds	$14,357
Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $7,620 and $2,320, respectively.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, “Summary of Significant Accounting Policies”, the reconciliation of taxes at the federal statutory rate to our benefit from income taxes for the year ended December 31, 2025 was as follows:

	Amount	Percent
Expected income tax expense at federal statutory rate	$38,306	21.0%
State taxes, net of Federal income tax effect (1)	(17,799)	(9.8)%
Foreign tax effects
Inducement payment	(2,651)	(1.5)%
Other	920	0.5%
Foreign-Derived Intangible Income deduction	6,426	3.5%
Research and development credit	8,360	4.6%
Valuation allowance changes	(233,479)	(128.0)%
Nontaxable or nondeductible items:
Equity compensation	(81,847)	(44.9)%
Section 162(m) limitation	47,050	25.8%
Meals and entertainment	2,900	1.6%
Other	159	0.1%
Effective income tax rate	(231,655)	(127.0)%
________________
(1) State taxes in California, Pennsylvania and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

The reconciliation of taxes at the federal statutory rate to our provision for taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	2024	2023
Expected income tax expense at federal statutory rate	21.0%	21.0%
State taxes, net of Federal income tax effect	(3.8)	(35.1)
Section 162(m) limitation	58.1	56.5
Equity compensation	(97.9)	(208.4)
Meals and entertainment	1.2	5.6
Foreign-Derived Intangible Income deduction	(13.5)	(13.4)
Other permanent adjustments	1.8	2.2
Research and development credit	(23.5)	(76.4)
Valuation allowance	70.0	257.6
Effective income tax rate	13.4%	9.6%
The 2025 and 2024 effective tax rate differs from the statutory rate primarily due to tax-deductible stock-based compensation and the generation of research and development tax credits. The effective tax rate for 2025 is also significantly impacted by the release of the valuation allowance on the Company’s net deferred tax assets, while the effective tax rate for 2024 reflects changes in the valuation allowance.
The Company has the following deferred tax assets (liabilities) as of December 31, 2025 and 2024:

	2025	2024
Net operating loss carryforwards	$27,541	$4,491
Section 174 research and development capitalization	118,009	190,768
Research and development credits	74,943	61,198
Lease liability	22,201	13,004
Stock-based compensation	6,881	4,755
Marketing and advertising	1,124	674
Sales tax / Value added tax ("VAT") reserve	905	560
Other deferred tax assets	516	70
Valuation allowance	—	(256,728)
Total deferred tax assets	252,120	18,792

ROU asset	(17,551)	(10,757)
Capitalized software	(4,251)	(4,444)
Property and equipment	(2,440)	(2,885)
Other deferred tax liabilities	(788)	(322)
Total deferred tax liabilities	(25,030)	(18,408)

Net deferred taxes	$227,090	$384
During the year ended December 31, 2025, the Company released the valuation allowance previously recorded against its federal and state DTAs, resulting in a one-time income-tax benefit of $256,728. In reaching this conclusion, management considered, among other factors, consecutive quarterly pre-tax profitability, a three-year cumulative income position, and sustained operational profitability. Management will continue to monitor quarterly operating results, projected taxable income, and other relevant evidence, and may record a valuation allowance in future periods if actual results or other information differ from current expectations.
The income-tax benefit for the year ended December 31, 2025 reflects the combined impact of the valuation-allowance release and other discrete tax items recognized during the period, which are not indicative of ongoing operating performance. The decision to release the valuation allowance was based primarily on sustained and verifiable positive evidence.
As of December 31, 2025, the company has accumulated undistributed earnings generated by our foreign subsidiaries, most of which have been previously subject to U.S. tax. We intend to indefinitely reinvest these earnings, as well as future earnings from our foreign subsidiaries to fund our international operations. In addition, we expect future U.S. cash generation will be sufficient to meet future U.S. cash needs.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, which the Company implemented during 2025. These changes did not have a material impact to the overall financial statements the year ended December 31, 2025.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows. The large variance in the effective tax rate between periods primarily reflects the recognition of the valuation-allowance release and other discrete tax benefits in the year ended December 31, 2025.

The following table represents the activity in our valuation allowance for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Beginning balance—January 1	$(256,728)	$(156,870)
Increase in valuation allowance	—	(99,858)
Release of valuation allowances	256,728	—
Ending balance—December 31	$—	$(256,728)
The Company utilized its remaining federal net operating loss carryforwards in 2024, but during 2025 generated $111,199 of federal net operating losses, with an indefinite carryforward. The Company also has approximately $72,425 in state net operating loss carryforwards. State net operating loss carryforwards are subject to varying statutory carryforward periods, generally ranging from 10 to 30 years, with certain jurisdictions permitting indefinite carryforward. As of December 31, 2025,these state net operating loss carryforwards will begin to expire in 2035 and continue through 2047.
The Company has approximately $76,419 in federal and state general business credits that are available to offset future taxable income through 2045. The Company has analyzed the impact of IRC Sections 382 and 383 on these tax attributes and has determined that no prior ownership changes have occurred which would limit the Company’s ability to utilize the NOLs and research and development tax credits.
The Company’s tax years through the 2025 tax year remain subject to examination by federal and state tax authorities.
The Company utilizes a more-likely-than-not standard in recognizing a tax benefit in its financial statements. No uncertain tax benefits have been recorded in 2025, 2024, and 2023, respectively.
10.    STOCK-BASED COMPENSATION
Prior to the IPO, the Company granted options to purchase shares of the Company’s common stock and restricted stock units (“RSU”) in respect of shares of the Company’s common stock to employees, directors and consultants under the Company’s 2011 Equity Incentive Plan. In connection with the IPO, the Company adopted the 2021 Incentive Award Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”), both of which became effective on July 26, 2021. The 2021 Plan and ESPP include an annual share increase provision through January 1, 2031, subject to limits and Board discretion. On January 1, 2026, the number of Class A shares available under the 2021 Plan was increased by 2,331 shares of common stock. No offerings have commenced under the ESPP, and in February 2025, the Board waived all future automatic share increases under the ESPP.
The Company’s stock options generally vest over four years based on continued service to the Company and its subsidiaries. Each option has a term of ten years. Any stock options granted under the 2021 Plan must generally have an exercise price of not less than the estimated fair market value of the underlying Class A common stock at the date of the grant, but as of December 31, 2025 no options had been granted under the 2021 Plan.

A summary of stock option activity as of December 31, 2025 is as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2025	1,523	$18.73	4.67	$465,985
Granted (1)	—	—
Exercised	(664)	19.06
Forfeited and expired (2)	—	—
Options outstanding at December 31, 2025	859	$18.38	3.77	$135,938
Options exercisable at December 31, 2025	859	$18.38		$135,938
________________
(1) There were no stock options granted during the year ended December 31, 2025.
(2) There was a nominal amount of forfeitures and expirations during the year ended December 31, 2025.

The total intrinsic value of options exercised was approximately $213,805, $365,484 and $192,456 for the periods ended December 31, 2025, 2024 and 2023, respectively.
The Company began to grant RSUs in November 2020. The fair value of RSUs is estimated based on the fair value of our Class A common stock on the date of grant. Each RSU vests based upon the satisfaction of length of service. The Company measures and recognizes stock-based compensation expense for all stock-based awards based on the estimated fair value of the award.
A summary of RSU activity as of December 31, 2025 is as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2025	1,802	$143.96
Granted	598	391.09
Released	(836)	140.38
Forfeited	(158)	217.11
Outstanding at December 31, 2025	1,406	$242.94
As of December 31, 2025, there was no unrecognized stock-based compensation expense related to stock options granted under the plans. The amount of unrecognized stock-based compensation expense for RSUs as of December 31, 2025 was $311,428 with a weighted-average period of approximately three years.
There were 10,926 shares available for grant at December 31, 2025.
In June 2021, the Company granted an aggregate of 1,800 performance-based restricted stock units (“Founder Awards”) to its founders. The Founder Awards vest upon the satisfaction of both a service-based condition and a performance-based condition. The service condition vests 25% annually beginning on the initial public offering anniversary, July 30, 2021, subject to continued service. The performance-based condition is satisfied upon achievement of specified stock price hurdles over a ten year performance period from the grant date. Awards are generally settled one year after vesting. As of December 31, 2025, certain performance conditions associated with the Founder Awards have been achieved, while others remain subject to future stock price performance.

The fair value of the Founder Awards was estimated on the grant date using a Monte Carlo simulation model, which incorporates assumptions related to stock price volatility, expected term, risk-free interest rates, and other factors. Stock-based compensation expense related to the Founder Awards is recognized over the derived service period using the accelerated attribution method and is recorded regardless of whether the stock price hurdles are ultimately achieved, provided the service condition continues to be satisfied.
The Company recognized $11,059, $19,799 and $26,622 of stock-based compensation expense related to the Founder Awards for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, $5,877 of unrecognized stock-based compensation expense remains.
Total stock-based compensation expense was $137,437, $110,477 and $95,221 for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock-based compensation expense is included in the Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of revenues	$96	$68	$55
Research and development	84,874	60,076	45,119
Sales and marketing	6,358	4,912	3,908
General and administrative	46,109	45,421	46,139
Total	$137,437	$110,477	$95,221
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the years ended December 31, 2025, 2024 and 2023.
11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company is not currently party to any material legal proceedings.
Related Parties—During the year ended December 31, 2025, the Company incurred approximately $680 in expenses with a vendor which certain members of the Company’s Board of Directors and executive officers serve as members of the vendor’s board of directors.. As of December 31, 2025, approximately $831 remained payable to the vendor. These transactions were conducted in the ordinary course of business on terms the Company believes to be comparable to those available from unaffiliated third parties and were reviewed and approved in accordance with the Company’s related person transaction policy.
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
12.    EMPLOYEE BENEFIT PLAN

The Company sponsors a profit sharing plan with a 401(k) feature, the Duolingo Retirement Plan (the “Plan”), for eligible employees. The current Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $8,298, $6,965, $5,908 and during the years ended December 31, 2025, 2024, and 2023, respectively. The Company did not make any discretionary matching or profit sharing contributions during the years ended December 31, 2025, 2024, or 2023.
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

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Numerator:
Net income attributable to Class A and Class B common stockholders	$414,065	$88,574	$16,067
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic	45,773	43,504	41,451
Effect of dilutive securities
Founder awards where performance has been met	360	360	270
Dilutive effect of stock options outstanding (1)	769	1,435	2,774
RSUs outstanding	1,406	1,802	2,027
Denominator for dilutive net income per common share - weighted-average shares	48,308	47,101	46,522
Basic income per common share	$9.05	$2.04	$0.39
Diluted income per common share	$8.57	$1.88	$0.35
______________
(1) The Company had 0.9 million options outstanding as of December 31, 2025. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

14.    SUBSEQUENT EVENTS
Duolingo’s Board of Directors has authorized a share repurchase program of up to $400 million. The program reflects the Company’s commitment to capital allocation, including returning capital to stockholders and managing dilution, while maintaining flexibility to invest in long-term growth. Repurchases under the program may be made from time to time in the open market, through privately negotiated transactions or otherwise. The actual timing, number and value of shares repurchased is subject to various factors such as market conditions, the Company’s capital and liquidity positions, contractual requirements and other considerations. The timing and amount of any repurchases will be determined at the Company’s discretion, and the program does not obligate the Company to acquire any particular amount of shares. The program has no expiration date and may be terminated, modified or discontinued at any time.
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2025.
Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report is included in Part II, Item 8 of this Annual Report on Form 10-K as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) Trading Plans
On December 11, 2025, William "Bing" Gordon, a member of our Board of Directors, modified his Rule 10b5-1 sales plan (the “Gordon 10b5-1 Sales Plan”) that was originally adopted on June 13, 2025, to extend the expiration date to December 31, 2026. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and provides for the sale of up to 40,000 shares of the Company’s Class A common stock. The trading arrangement will remain in effect until the earlier of (i) December 31, 2026, (ii) the completion of all authorized transactions, or (iii) termination in accordance with its terms.
No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the Company’s 2026 Proxy Statement (the “2026 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
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
Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Amended and Restated Bylaws, as currently in effect	8-K	001-40653	12/08/2023	3.3
4.1	Form of Class A Common Stock Certificate	S-1/A	333-257483	7/19/2021	4.2
4.2	Amended and Restated Investors’ Rights Agreement, dated November 6, 2020, by and among the Registrant and the investors listed therein	S-1/A	333-257483	7/19/2021	4.3
4.3	Description of Registered Securities	10-K	001-40653	3/04/2022	4.3
10.1(a)#	2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(a)
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(b)

10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	333-257483	7/19/2021	10.3(c)
10.2(a)#	2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(a)
10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(b)
10.2(c)#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2011 Equity Incentive Plan, as amended	S-1/A	333-257483	7/19/2021	10.2(c)
10.3#	Non-Employee Director Compensation Program	10-Q	001-40653	5/08/2024	10.3
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-257483	7/19/2021	10.12
10.5 (a)	Lease by and between 5704 Penn Office, LLC and Duolingo Inc. dated November 16, 2021	10-K	001-40653	3/04/2022	10.5
10.5(b)	Amendment to Office Lease Agreement, dated June 23, 2022 by and between 5704 Penn Office, LLC and the Registrant	10-K	001-40653	3/01/2023	10.8(h)
10.5 (c)	First Amendment to Office Lease Agreement, dated March 4, 2024, by and between 5704 Penn Office, LLC and the Registrant	10-Q	001-40653	5/08/2024	10.1
10.5 (d)	Second Amendment to Office Lease Agreement, dated March 15, 2024, by and between 5704 Penn Office, LLC and the Registrant	10-Q	001-40653	5/08/2024	10.2
10.5 (e)	Third Amendment to Office Lease Agreement, dated May 19, 2025, by and between 5704 Penn Office, LLC and the Registrant	10-Q	001-40653	8/07/2025	10.5
10.6#	Form of Change in Control and Severance Agreement	S-1/A	333-257483	7/19/2021	10.14
10.7(a)	Office Lease Agreement, dated November 18,2015, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(a)
10.7(b)	Amendment to Office Lease Agreement, dated June 16, 2016, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(b)
10.7(c)	Second Amendment to Office Lease Agreement, dated October 16, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(c)
10.7(d)	Third Amendment to Office Lease Agreement, dated December 31, 2017, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(d)
10.7(e)	Fourth Amendment to Office Lease Agreement, dated August 10, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(e)
10.7(f)	Fifth Amendment to Office Lease Agreement, dated October 22, 2018, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(f)
10.7(g)	Sixth Amendment to Office Lease Agreement, dated November 8, 2019, by and between Alpha 4, L.P. and the Registrant	S-1/A	333-257483	7/19/2021	10.1(g)
10.8	Spotify-Duolingo Sub-Sublease dated December 18, 2023	10-K	001-40653	2/29/2024	10.9#

10.9#	Offer Letter by and between the Registrant and Luis von Ahn	S-1/A	333-257483	7/19/2021	10.5
10.10#	Offer Letter by and between the Registrant and Severin Hacker	S-1/A	333-257483	7/19/2021	10.6
10.11#	Offer Letter by and between the Registrant and Matthew Skaruppa	S-1/A	333-257483	7/19/2021	10.7
10.12#	Offer Letter by and between the Registrant and Robert Meese	S-1/A	333-257483	7/19/2021	10.8
10.13#	Offer Letter by and between the Registrant and Natalie Glance	S-1/A	333-257483	7/19/2021	10.9
10.14#	Offer Letter by and between the Registrant and Stephen Chen	S-1/A	333-257483	7/19/2021	10.10
10.15#	Transition and Separation Agreement by and between the Company and Matthew Skaruppa, dated January 9, 2026.	8-K	001-40653	1/12/2026	10.1
10.16#	Offer Letter by and between the Company and Gillian Munson, dated January 9, 2026	8-K	001-40653	1/12/2026	10.2
10.17#	Employee Stock Purchase Plan	S-1/A	333-257483	7/19/2021	10.4
19.1	Insider Trading Policy	10-K	001-40653	2/28/2025	19.1
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
97	Duolingo, Inc. Policy for recovery of erroneously awarded Compensation	10-K	001-40653	2/29/2024	97
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DUOLINGO, INC.

Date: February 26, 2026	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Gillian Munson
Gillian Munson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Luis von Ahn	Chief Executive Officer and Director	February 26, 2026
Luis von Ahn	(Principal Executive Officer)

/s/ Gillian Munson	Chief Financial Officer	February 26, 2026
Gillian Munson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Amy Bohutinsky	Director	February 26, 2026
Amy Bohutinsky

/s/ Sara Clemens	Director	February 26, 2026
Sara Clemens

/s/ Bing Gordon	Director	February 26, 2026
Bing Gordon

/s/ Severin Hacker	Chief Technology Officer and Director	February 26, 2026
Severin Hacker

/s/ John Lilly	Director	February 26, 2026
John Lilly

/s/ Bonnie Ross	Director	February 26, 2026
Bonnie Ross

/s/ Mario Schlosser	Director	February 26, 2026
Mario Schlosser

/s/ Jim Shelton	Director	February 26, 2026
Jim Shelton