Form 10-Q
period 2026-03-31
Duolingo, Inc.
filed 2026-05-05
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of May 1, 2026, 40,237,065 shares of the registrant's Class A common stock were outstanding, and 6,356,052 shares of the registrant's Class B common stock were outstanding.

Table of Contents                                         Page

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including without limitation, statements regarding our business model and strategic plans, including the introduction of new products, and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
•our reliance on third-party hosting, cloud computing providers and Artificial Intelligence (“AI”) vendors;
•our ability to compete for advertisements;
•acceptance by educational organizations of technology-based education;
•changes in our business and macroeconomic conditions;

•the accuracy of market research published about the Company by third-party data scraping services;
•those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q; and
•those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”).
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

Special Note Regarding Key Operating Metrics
We manage our business by tracking several operating metrics, including daily active users (DAUs), paid subscribers, subscription bookings, and total bookings. We believe each of these operating metrics provides useful information to investors and others. For information concerning these metrics as measured by us, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics and Non-GAAP Financial Measures.”
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

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,138,561	$1,036,389
Short-term investments	113,049	104,078
Accounts receivable	125,086	162,827
Deferred cost of revenues	104,513	102,663
Income tax receivable	5,092	14,067
Prepaid expenses and other current assets	19,658	16,582
Total current assets	1,505,959	1,436,606
Operating lease right-of-use assets	79,944	80,380
Long-term investments	140,211	135,098
Intangible assets, net	28,327	28,309
Property and equipment, net	36,966	36,297
Goodwill	35,335	35,335
Restricted cash	2,735	2,735
Deferred tax assets, net	217,837	227,339
Other assets	10,680	10,083
Total assets	$2,057,994	$1,992,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$513,256	$496,205
Accounts payable	7,486	7,998
Income tax payable	3,814	1,257
Accrued expenses and other current liabilities	49,558	45,688
Total current liabilities	574,114	551,148
Long-term obligation under operating leases	91,873	93,779
Deferred tax liabilities, net	243	249
Other long-term liabilities	—	—
Total liabilities	666,230	645,176
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 40,534 issued and 40,487 outstanding at March 31, 2026 and 40,368 issued and outstanding at December 31, 2025, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of March 31, 2026 and December 31, 2025; 6,356 and 6,260 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Treasury stock, at cost; 46 and 0 shares as of March 31, 2026 and December 31, 2025, respectively.	(4,499)	—
Additional paid-in capital	1,064,580	1,058,783
Retained earnings	331,678	288,218
Total stockholders’ equity	1,391,764	1,347,006
Total liabilities and stockholders' equity	$2,057,994	$1,992,182
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$291,967	$230,743
Cost of revenues	78,871	66,647
Gross profit	213,096	164,096
Operating expenses:
Research and development	82,974	70,390
Sales and marketing	39,249	26,662
General and administrative	46,346	43,450
Total operating expenses	168,569	140,502
Income from operations	44,527	23,594
Other (expense) income, net	(786)	1,001
Income before interest income and income taxes	43,741	24,595
Interest income	11,811	10,415
Income before income taxes	55,552	35,010
Provision for (benefit from) income taxes	12,092	(125)
Net income and comprehensive income	$43,460	$35,135
Net income per share attributable to Class A and Class B common stockholders, basic	$0.93	$0.78
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.89	$0.72
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
BALANCE—January 1, 2025	44,936	$4	—	$—	$950,393	$(125,847)	$824,550
Stock-based compensation expense	—	—	—	—	31,018	—	31,018
Stock options exercised	276	—	—	—	3,123	—	3,123
Release of restricted stock units	204	—	—	—	—	—	—
Net income	—	—	—	—	—	35,135	35,135
BALANCE—March 31, 2025	45,416	$4	—	$—	$984,534	$(90,712)	$893,826
BALANCE—January 1, 2026	46,628	$5	—	$—	$1,058,783	$288,218	$1,347,006
Stock-based compensation expense	—	—	—	—	34,647	—	34,647
Release of performance stock units	180	—	—	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(84)	—	—	—	(9,441)	—	(9,441)
Stock options exercised	190	—	—	—	1,922	—	1,922
Release of restricted stock units	191	—	—	—	—	—	—
Repurchases of common stock	—	—	(262)	(25,830)	—	—	(25,830)
Retirement of treasury stock	(216)	—	216	21,331	(21,331)	—	—
Net income	—	—	—	—	—	43,460	43,460
BALANCE—March 31, 2026	46,889	$5	(46)	$(4,499)	$1,064,580	$331,678	$1,391,764
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$43,460	$35,135
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9,496	—
Stock-based compensation expense	34,647	31,018
Depreciation and amortization	4,191	3,590
Accretion on marketable securities, net	(321)	(550)
Changes in assets and liabilities:
Deferred revenue	17,051	42,139
Accounts receivable	37,741	14,740
Deferred cost of revenues	(1,850)	(9,402)
Prepaid expenses and other current assets	5,899	(1,772)
Accounts payable	(2,405)	(3,843)
Accrued expenses and other current liabilities	5,964	(6,204)
Noncurrent assets and liabilities	(3,102)	780
Net cash provided by operating activities	150,771	105,631
Cash flows from investing activities:
Purchases of investments	(56,155)	(26,606)
Maturities and paydowns of investments	42,391	18,676
Capitalized software expense and purchases of intangible assets	(2,853)	(1,310)
Purchase of property and equipment	(132)	(1,309)
Net cash used for investing activities	(16,749)	(10,549)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,922	3,123
Repurchase of common stock	(24,331)	—
Taxes paid related to net-share settlement of share-based compensation awards	(9,441)	—
Net cash (used for) provided by financing activities	(31,850)	3,123
Net increase in cash, cash equivalents and restricted cash	102,172	98,205
Cash, cash equivalents and restricted cash - Beginning of period	1,039,124	788,526
Cash, cash equivalents and restricted cash - End of period	$1,141,296	$886,731

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19	$87
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$1,893	$162
Landlord incentive included in Other assets	$6,809	$—
Right of use assets obtained in exchange for new operating lease liabilities	$1,918	$—
Supplemental disclosure of noncash financing activities:
Repurchases of common stock included in Current liabilities	$1,499	$—
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
Duolingo is a mobile learning platform, as well as a digital English language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers premium services for a subscription fee. As of the date of this filing, Duolingo offers over 250 total language courses, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the U.S., China, Germany, and the United Kingdom.
Principles of Consolidation—The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three months ended March 31, 2026 and 2025. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We applied the accounting policies consistently with those used in the preparation of the Annual Report on Form 10-K in preparing these Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K and filed with the SEC.
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
Advertising Costs—Advertising costs were approximately $28,142 and $17,535 for the three months ended March 31, 2026 and 2025, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The majority of revenue comes through the subscriptions and advertising streams, and payments are made to Duolingo through service providers. Three service providers, Apple, Google, and Stripe accounted for 66.2%, 16.8%, and 11.9%, respectively, of total Accounts receivable as of March 31, 2026 and 62.5%, 22.7% and 11.4%, respectively, of total Accounts receivable as of December 31, 2025.
Segment—The Company operates as a single operating segment and derives revenues from customers through time-based subscriptions, in-app advertising placement by third parties, the Duolingo English Test, and in-app purchases of virtual goods (“IAPs”). The Chief Executive Officer, as the chief operating decision maker, evaluates the Company’s performance and allocates resources based on consolidated net income, as presented in the income statement, supplemented by disaggregated revenue details. Significant segment expenses are those that are presented on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure, and operates as one reporting unit.
Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. No assets were impaired during the three months ended March 31, 2026 and 2025.
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
Related Parties—During the three months ended March 31, 2026 and 2025, the Company incurred approximately $219 and $164, respectively, in expenses with a vendor which certain members of the Company’s Board of Directors and executive officers serve as members of the vendor’s board of directors. As of March 31, 2026 and 2025, no amounts remained payable to the vendor. These transactions were conducted in the ordinary course of business on terms the Company believes to be comparable to those available from unaffiliated third parties and were reviewed and approved in accordance with the Company’s related person transaction policy.
Recent Accounting Pronouncements
Recently Issued Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is in the process of evaluating the effect that the adoption of this standard may have on its consolidated financial statements.
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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of March 31, 2026 and December 31, 2025:

As of March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$171,198	$171,198	$—	$—

Level 1
Commercial paper	$5,618	$—	$(12)	$5,606	$—	$5,618	$—
Money market funds	967,363	—	—	967,363	967,363	—	—
Subtotal	$972,981	$—	$(12)	$972,969	$967,363	$5,618	$—

Level 2
Asset-backed securities	$26,400	$12	$(18)	$26,394	$—	$—	$26,401
Corporate debt securities	182,365	47	(396)	182,016	—	97,985	84,380
U.S. Treasury securities	37,477	41	(71)	37,447	—	9,446	28,030
Subtotal	$246,242	$100	$(485)	$245,857	$—	$107,431	$138,811

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,219,223	$100	$(497)	$1,391,424	$1,138,561	$113,049	$140,211

As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$155,840	$155,840	$—	$—

Level 1
Commercial paper	$4,318	$—	$—	$4,318	$1,993	$2,324	$—
Money market funds	878,556	—	—	878,556	878,556	—	—
Subtotal	$882,874	$—	$—	$882,874	$880,549	$2,324	$—

Level 2
Asset-backed securities	$26,794	$44	$—	$26,838	$—	$347	$26,447
Corporate debt securities	182,417	237	(19)	182,635	—	93,997	88,420
U.S. Treasury securities	26,241	154	—	26,395	—	7,410	18,831
Subtotal	$235,452	$435	$(19)	$235,868	$—	$101,754	$133,698

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,118,326	$435	$(19)	$1,275,982	$1,036,389	$104,078	$135,098
As of March 31, 2026 and December 31, 2025, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and five years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. Accrued interest was $2,062 and $2,099 as of March 31, 2026 and December 31, 2025, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, among other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of March 31, 2026, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No allowance for credit losses were recognized in the financial statements for held-to-maturity debt securities for the periods ended March 31, 2026 and 2025.

4.      REVENUE
Disaggregation of Revenue
In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue streams, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
(In thousands)	2026	2025
Subscription	$250,908	$190,987
Advertising	20,614	17,882
Duolingo English Test	11,317	11,986
In-App Purchases	8,446	9,442
Other	682	446
Total revenues	$291,967	$230,743

Three service providers Apple, Google, and Stripe processed 60.2%, 22.9%, and 11.5% of total revenues for the three months ended March 31, 2026, respectively, and 61.3%, 23.3% and 11.0% of total revenues for the three months ended March 31, 2025, respectively.
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

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance—January 1	$496,205	$372,884
Amount from beginning balance recognized into revenue	(204,169)	(150,183)
Deferral of revenue	285,742	252,013
Amount recognized from current period deferrals	(64,522)	(59,691)
Ending balance—March 31	$513,256	$415,023
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(In thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$46,773	$44,773
Furniture, fixtures and equipment	13,080	13,095
Total property and equipment	59,853	57,868
Less: accumulated depreciation	(22,887)	(21,571)
Total property and equipment, net	$36,966	$36,297
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31,
(In thousands)	2026	2025
Research and development	$846	$756
Sales and marketing	101	95
General and administrative	409	402
Total	$1,356	$1,253

6.    INTANGIBLE ASSETS
Intangible assets, net, consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Capitalized software	$47,702	$44,849
Acquired intangible assets	9,310	9,310
Other indefinite-lived intangible assets	252	252
Total intangible assets	57,264	54,411
Less: accumulated amortization	(28,937)	(26,102)
Intangible assets, net	$28,327	$28,309
The Company capitalized $2,853 and $1,310 of software development costs, with the majority of the costs being employee wages, during the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenues	$2,774	$2,211
Sales and marketing	61	126
Total	$2,835	$2,337

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
The Company’s PAETR differs from the U.S. federal statutory rate of 21.0% during the three months ended March 31, 2026 primarily due to discrete tax expense related to stock-based compensation. In the prior year period, the variance was primarily driven by a discrete tax benefit from excess tax benefits on stock-based compensation, when the Company maintained a valuation allowance.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025
Income before income taxes	$55,552	$35,010
Provision for (benefit from) income taxes	12,092	(125)
Effective tax rate	21.8%	(0.4)%

8.    STOCKHOLDERS’ EQUITY
A summary of stock option activity as of March 31, 2026 is as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2026	859	$18.38	3.77	$135,938
Granted (1)	—	—
Exercised	(190)	10.10
Forfeited and expired (2)	—	—
Options outstanding at March 31, 2026	669	$20.71	3.88	$52,549
Options exercisable at March 31, 2026	669	$20.71	3.88	$52,549
________________
(1) There were no stock options granted during the three months ended March 31, 2026.
(2) There was a nominal amount of forfeitures and expirations during the three months ended March 31, 2026.

The total intrinsic value of options exercised was approximately $18,492 and $90,743 for the periods ended March 31, 2026, and 2025, respectively.
A summary of RSU activity as of March 31, 2026 is as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2026	1,406	$242.94
Granted	332	107.16
Released	(191)	178.29
Forfeited	(61)	246.66
Outstanding at March 31, 2026	1,486	$220.81
As of March 31, 2026, there was no unrecognized stock-based compensation expense related to stock options granted under the plans. The amount of unrecognized stock-based compensation expense for RSUs as of March 31, 2026 was $297,979 with a weighted-average period of approximately three years.
There were 10,739 shares available for issuance under the Company’s 2021 Incentive Award Plan and 1,604 shares available for issuance under the Company’s 2021 Employee Stock Purchase Plan, in each case, at March 31, 2026.
Performance-based RSUs
In June 2021, the Company granted performance-based RSUs to its founders that vest based on continued service and the achievement of specified stock price targets. As of March 31, 2026, certain performance conditions have been achieved, while others remain subject to future stock price performance. Stock-based compensation expense is recognized over the derived service period using an accelerated attribution method, subject to continued service.
The Company recognized $1,216 and $4,114 of stock-based compensation expense related to the Founder Awards for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $4,661 of unrecognized stock-based compensation expense remains.
Stock-Based Compensation

Total stock-based compensation expense was $34,647 and $31,018 for the three months ended March 31, 2026 and 2025, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenues	$23	$20
Research and development	22,523	17,813
Sales and marketing	1,796	1,431
General and administrative	10,305	11,754
Total	$34,647	$31,018
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three months ended March 31, 2026 and 2025.
Common Stock Repurchases
In February 2026, Duolingo’s Board of Directors authorized a share repurchase program of up to $400,000. During the three months ended March 31, 2026, the Company repurchased a total of 262 shares of the Company’s Class A common stock through open market purchases at an average per share price of $98.45 for a total repurchase price of $25,830. During the three months ended March 31, 2026, 216 of these shares were retired. The cost of the remaining 46 shares is recorded as treasury stock in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2026, $374,170 of the total amount authorized to be repurchased remained available.
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
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with an Internal Revenue Code Section 401(k) feature, the Duolingo Retirement Trust (the “Plan”), for eligible employees. The Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $2,213 and $1,969 during the three months ended March 31, 2026 and 2025, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three months ended March 31, 2026 or 2025.

11.    EARNINGS PER SHARE
Basic net income per share attributable to common stockholders is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share is calculated by giving effect to all potentially dilutive common stock equivalents.
The rights of Class A and Class B common stock are identical, except with respect to voting and conversion. As a result, undistributed earnings are allocated on a proportional basis and net income per share is the same for both classes.
The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net income attributable to Class A and Class B common stockholders	$43,460	$35,135
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic	46,793	45,148
Effect of dilutive securities
Founder awards where performance has been met	180	540
Dilutive effect of stock options outstanding (1)	528	1,165
RSUs outstanding	1,486	1,644
Denominator for dilutive net income per common share - weighted-average shares	48,987	48,497
Basic income per common share	$0.93	$0.78
Diluted income per common share	$0.89	$0.72
______________
(1) The Company had 0.7 million options outstanding as of March 31, 2026. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

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
Overview
Our flagship app has become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering over 250 total language courses to over 55 million daily active users for the three months ended March 31, 2026. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
Key Operating Metrics and Non-GAAP Financial Measures
We regularly review a number of key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections and make business decisions. The measures set forth below should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Daily active users (DAUs), along with paid subscribers, subscription bookings and total bookings, are operating metrics that help inform management about the underlying growth in users of our platform, and are a measure of our monetization efforts. To calculate the year-over-year change in DAUs for a given period, we subtract the average for the same period in the previous year from the average for the same period in the current year and divide the result by the average for the same period in the previous year. Other companies, including companies in our industry, may calculate these measures differently or not at all, which reduces their usefulness as comparative measures.

	Three Months Ended March 31,
(In millions)	2026	2025
Operating Metrics
Daily active users (DAUs) (1)	56.5	46.6
Paid subscribers (at period end)	12.5	10.3

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating Metrics
Subscription bookings	$268,065	$232,184
Total bookings	$308,484	$271,648

Non-GAAP Financial Measures
Net income (GAAP)	$43,460	$35,135
Adjusted EBITDA	$83,432	$62,804
Net cash provided by operating activities (GAAP)	$150,771	$105,631
Free cash flow	$147,786	$103,012
_______________
(1) We primarily evaluate user engagement using DAUs, with MAUs as a supplementary metric. MAUs were 130.2 million and 137.8 million as of March 31, 2025 and 2026, respectively.

Operating Metrics
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended March 31, 2026 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 56.5 million and 46.6 million DAUs for the three months ended March 31, 2026 and 2025, respectively, representing an increase of 21% from the prior year period, driven largely by an increase in retention of current users. We grew DAUs through a combination of product initiatives and marketing. Product improvements, such as making the app more social and engaging, helped attract new users, retain existing users, and reengage former users, while marketing expanded our reach.
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
As of March 31, 2026 and 2025, we had approximately 12.5 million and 10.3 million paid subscribers, respectively, representing an increase of 21% from the prior year period. We grew paid subscribers through product initiatives designed to make our subscription offerings more appealing, which helped attract new subscribers and retain existing subscribers.
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
For the three months ended March 31, 2026 and 2025, we generated $268.1 million and $232.2 million of subscription bookings, respectively, representing an increase of $35.9 million or 15%, driven by growth in both first-time and renewal subscriptions.
For the three months ended March 31, 2026 and 2025, we generated $308.5 million and $271.6 million total bookings, respectively, representing an increase of $36.8 million or 14% from the prior year period. We grew total bookings primarily through growth in subscription bookings as noted above.
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended March 31, 2026 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a supplemental measure and help illustrate the size of our global active user community on Duolingo.
We had approximately 137.8 million and 130.2 million MAUs for the three months ended March 31, 2026 and 2025, respectively, representing an increase of 6% from the prior year period. We grew MAUs through the same product and marketing initiatives as DAUs.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our reported financial results, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA, free cash flow and constant currency measures. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA, free cash flow and constant currency provide meaningful supplemental information regarding our performance. The effect of currency exchange rates on our business is an important factor in understanding period to period comparisons. We use non-GAAP constant currency measures and non-GAAP percentage change in constant currency measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, including employer payroll taxes related to equity transactions, and acquisition earn-out costs. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$43,460	$35,135
Add (deduct):
Interest income	(11,811)	(10,415)
Provision for (Benefit from) income taxes	12,092	(125)
Depreciation and amortization	4,191	3,590
Stock-based compensation expenses related to equity awards (1)	35,155	34,519
Acquisition earn-out costs (2)	345	100
Adjusted EBITDA	$83,432	$62,804
________________

(1)In addition to stock-based compensation expense of $34.6 million and $31.0 million for the three months ended March 31, 2026 and 2025, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Research and development	$316	$1,159
Sales and marketing	15	72
General and administrative	177	2,270
Total	$508	$3,501

(2)Represents costs incurred related to the earn-out payments on acquisitions, which is included within General and administrative expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended March 31, 2026 and 2025, we generated net income of $43.5 million and $35.1 million, respectively, representing an increase of $8.3 million. The increase in net income, as compared to the comparative period was primarily due to revenue growth of 27%, coupled with a 30% increase in gross profit, reflecting an expansion in gross margin and favorable operating leverage during the period.
For the three months ended March 31, 2026 and 2025, we generated Adjusted EBITDA of $83.4 million and $62.8 million, respectively, representing an increase of $20.6 million. Adjusted EBITDA increased as compared to the comparative periods for the reasons noted above in net income.
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

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$150,771	$105,631
Less: Capitalized software development costs and purchases of intangible assets	(2,853)	(1,310)
Less: Purchases of property and equipment	(132)	(1,309)
Free cash flow	$147,786	$103,012

For the three months ended March 31, 2026 and 2025, we generated $150.8 million and $105.6 million of net cash provided by operating activities, respectively, representing an increase of $45.1 million. The increase was primarily due to higher operating income and changes in working capital.
For the three months ended March 31, 2026 and 2025, we generated $147.8 million and $103.0 million of free cash flow, respectively, representing an increase of $44.8 million. Free cash flow increased in line with operating cash flow, reflecting the same underlying drivers of cash provided by operating activities, partially offset by higher capital investments.
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
The following table provides the changes in bookings and revenues on a reported basis and constant currency basis:

	Three Months Ended March 31,
(in thousands)	2026	2025	% Change	Constant Currency Change %
Revenue
Subscription	$250,908	$190,987	31%	27%
Total revenues	$291,967	$230,743	27%	22%
Bookings
Subscription	$268,065	$232,184	15%	11%
Total Bookings	$308,484	$271,648	14%	9%
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
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels in addition to hosting fees and AI costs. To a much lesser extent, cost of revenues includes customer support costs, such as contractor fees, wages and stock-based compensation for certain employees working in customer support. It also includes the amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
We intend to continue to invest in the development and enhancement of our products to expand their capabilities and allow our users to realize the full benefit of our offerings. The level, timing, and relative investment in these areas could affect our cost of revenues in the future.
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
Income taxes

Income taxes represent the tax impact associated with our operations under the tax laws of the jurisdictions in which we operate. In addition to the U.S., we also operate in foreign jurisdictions that have different statutory rates. Our effective tax rate may vary based on the relative proportion of foreign to domestic income, the tax effects of stock-based compensation (which can fluctuate with our stock price), and changes in tax laws.
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025	% Change
Revenues	$291,967	$230,743	27%
Cost of revenues (1) (2)	78,871	66,647	18
Gross profit	213,096	164,096	30
Operating expenses:
Research and development (1) (2)	82,974	70,390	18
Sales and marketing (1) (2)	39,249	26,662	47
General and administrative (1) (2)	46,346	43,450	7
Total operating expenses	168,569	140,502	20
Income from operations	44,527	23,594	89
Other (expense) income, net	(786)	1,001	nm
Income before interest income and income taxes	43,741	24,595	78
Interest income	11,811	10,415	13
Income before income taxes	55,552	35,010	59
Provision for (benefit from) income taxes	12,092	(125)	nm
Net income and comprehensive income	$43,460	$35,135	24%
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenues	$23	$20
Research and development	22,523	17,813
Sales and marketing	1,796	1,431
General and administrative	10,305	11,754
Total	$34,647	$31,018
(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenues (a)	$2,774	$2,211
Research and development	846	756
Sales and marketing (a)	162	221
General and administrative	409	402
Total	$4,191	$3,590
________________

(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenues	100%	100%
Cost of revenues	27	29
Gross profit	73	71
Operating expenses:
Research and development	28	31
Sales and marketing	13	12
General and administrative	16	19
Total operating expenses	58	61
Income from operations	15	10
Other (expense) income, net	—	—
Income before interest income and income taxes	15	11
Interest income	4	5
Income before income taxes	19	15
Provision for (benefit from) income taxes	4	—
Net income and comprehensive income	15%	15%
Revenues
Revenues increased by $61.2 million, or 27%, to $292.0 million during the three months ended March 31, 2026, from revenues of $230.7 million during the three months ended March 31, 2025. The main drivers of the increases were:
•Subscription revenue increased $59.9 million, or 31%, to $250.9 million during the three months ended March 31, 2026, primarily due to growth in the average number of paid subscribers, and to a lesser extent, an increase in average revenue per user.
•Other revenue increased $1.3 million, or 3%, to $41.1 million during the three months ended March 31, 2026, primarily due to increased advertising revenue, resulting from an increase in DAUs and price per ad served.
The following table provides the changes in revenues by product type:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Subscription	$250,908	$190,987	$59,921	31%
Advertising	20,614	17,882	2,732	15
Duolingo English Test	11,317	11,986	(669)	(6)
In-App Purchases	8,446	9,442	(996)	(11)
Other	682	446	236	53
Total revenues	$291,967	$230,743	$61,224	27%

Cost of Revenues and Gross Margin. Total gross margin increased to 73.0% from 71.1% during the three months ended March 31, 2026 and 2025. The increase was primarily attributable to an increase in subscription gross margin, reflecting continued reductions in per-unit AI costs and improved efficiency across our features, including Video Call, partially offset by higher hosting costs.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended March 31,
	2026		2025		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$78,871	73.0%	$66,647	71.1%	$12,224	1.9%
Operating Expenses
Research and Development. Research and development expense increased by $12.6 million, or 18%, to $83.0 million during the three months ended March 31, 2026 from $70.4 million during the three months ended March 31, 2025. The increase was mainly due to net personnel costs of $9.8 million, driven primarily by the growth in headcount, including increased stock-based compensation expenses related to equity awards of $3.9 million, and increased software and AI costs of $2.2 million.
Sales and Marketing. Sales and marketing expense increased by $12.6 million, or 47%, to $39.2 million during the three months ended March 31, 2026 from $26.7 million during the three months ended March 31, 2025. This increase was mainly due to increased direct marketing expenses of $10.6 million.
General and Administrative. General and administrative expense increased by $2.9 million, or 7%, to $46.3 million during the three months ended March 31, 2026 from $43.5 million during the three months ended March 31, 2025. This increase was mainly due to increased facilities and office expenses of $2.8 million.
Interest Income
Interest income increased by $1.4 million, or 13%, to $11.8 million during the three months ended March 31, 2026, from $10.4 million during the three months ended March 31, 2025 due to higher average interest-bearing balances partially offset by lower interest rates.
Other (expense) income, net
Other (expense) income, net was $0.8 million during the three months ended March 31, 2026, mainly from the impact from changes in foreign currency rates compared to $1.0 million of income during the three months ended March 31, 2025.
Income taxes
The income tax provision was $12.1 million during the three months ended March 31, 2026, compared to a benefit of $0.1 million during the three months ended March 31, 2025, primarily due to discrete tax expense related to stock-based compensation activity in the current period compared to benefits in the prior year period.
Liquidity and Capital Resources
We finance our operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of March 31, 2026, we had $1,138.6 million in cash and cash equivalents and $113.0 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, U.S. Treasury securities and commercial paper.
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
In February 2026, Duolingo’s Board of Directors authorized a share repurchase program of up to $400 million. Repurchases under the program may be made from time to time in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The actual timing, number and value of shares repurchased is subject to various factors such as market conditions, the Company’s capital and liquidity positions, contractual requirements and other considerations. The timing and amount of any repurchases will be determined at the Company’s discretion, and the program does not obligate the Company to acquire any particular amount of shares. The program has no expiration date and may be terminated, modified or discontinued at any time.
During the three months ended March 31, 2026, the Company repurchased a total of 262,324 shares of the Company’s Class A common stock through open market purchases at an average per share price of $98.45 for a total of $25.8 million.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consist of the unearned portion of customer billings, primarily related to subscription offerings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2026, we had deferred revenues of $513.3 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$150,771	$105,631
Net cash used for investing activities	(16,749)	(10,549)
Net cash (used for) provided by financing activities	(31,850)	3,123
Net increase in cash, cash equivalents and restricted cash	$102,172	$98,205
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $45.1 million, or 43%, to $150.8 million for the three months ended March 31, 2026 from $105.6 million for the three months ended March 31, 2025. This increase was primarily driven by higher operating income and changes in working capital.
Investing Activities
Cash used for investing activities increased by $6.2 million to $16.7 million for the three months ended March 31, 2026, from $10.5 million for the three months ended March 31, 2025. This increase was primarily driven by higher net purchases of investments in 2026 of $5.8 million.
Financing Activities
Cash used for financing activities for the three months ended March 31, 2026 was due to repurchases of common stock of $24.3 million in addition to taxes paid on the net-share settlements of share-based compensation awards of $9.4 million. These amounts were partially offset by proceeds from exercises of stock options of $1.9 million. Cash provided by financing activities for the three months ended March 31, 2025 was due to proceeds from exercises of stock options of $3.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2026, we had $967.4 million of cash equivalents invested in money market funds and $253.3 million of investments mainly in corporate debt securities, U.S. Treasury securities, asset-backed securities and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of March 31, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings.
Item 1A. Risk Factors
The Company's risk factors are described in Part I, Item 1A, "Risk Factors" of the Annual Report on Form 10-K. These factors could materially adversely affect our business, financial condition, and results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Annual Report on Form 10-K, other than what is set forth immediately below.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity for the three months ended March 31, 2026

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
				(In thousands)
January 1 - 31, 2026	—	$—		$—
February 1 - 28, 2026	—	$—		$400,000
March 1 - 31, 2026	262,324	$98.45	262,324	$374,170
	262,324		262,324
(1) In February 2026, Duolingo’s Board of Directors authorized a share repurchase program of up to $400 million. Repurchases under the program may be made from time to time in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The actual timing, number and value of shares repurchased is subject to various factors such as market conditions, our capital and liquidity positions, contractual requirements and other considerations. The timing and amount of any repurchases will be determined at our discretion, and the program does not obligate us to acquire any particular amount of shares. The program has no expiration date and may be terminated, modified or discontinued at any time.

(2) Average price paid per share excludes broker commissions and other costs of execution.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Trading Plans

No “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	12/08/2023	3.1
10.1	Transition and Separation Agreement by and between the Company and Matthew Skaruppa, dated January 9, 2026.	8-K	001-40653	1/12/2026	10.1
10.2	Offer Letter by and between the Company and Gillian Munson, dated January 9, 2026	8-K	001-40653	1/12/2026	10.2
10.3	Non-Employee Director Compensation Program					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DUOLINGO, INC.

Date: May 4, 2026	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2026	By:	/s/ Gillian Munson
Gillian Munson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)