Form 10-Q
period 2026-06-30
Duolingo, Inc.
filed 2026-08-06
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of August 4, 2026, 40,387,012 shares of the registrant's Class A common stock were outstanding, and 6,399,257 shares of the registrant's Class B common stock were outstanding.

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

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,180,887	$1,036,389
Short-term investments	132,979	104,078
Accounts receivable	130,979	162,827
Deferred cost of revenues	102,689	102,663
Income tax receivable	2,707	14,067
Prepaid expenses and other current assets	20,873	16,582
Total current assets	1,571,114	1,436,606
Operating lease right-of-use assets	74,830	80,380
Long-term investments	102,693	135,098
Intangible assets, net	27,598	28,309
Property and equipment, net	42,619	36,297
Goodwill	35,335	35,335
Restricted cash	2,735	2,735
Deferred tax assets, net	206,039	227,339
Other assets	10,990	10,083
Total assets	$2,073,953	$1,992,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$505,102	$496,205
Accounts payable	16,196	7,998
Income tax payable	1,106	1,257
Accrued expenses and other current liabilities	55,429	45,688
Total current liabilities	577,833	551,148
Long-term obligation under operating leases	86,136	93,779
Deferred tax liabilities, net	242	249
Total liabilities	664,211	645,176
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 40,337 issued and 40,325 outstanding at June 30, 2026 and 40,368 issued and outstanding at December 31, 2025, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of June 30, 2026 and December 31, 2025; 6,399 and 6,260 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	5
Treasury stock, at cost; 12 and 0 shares as of June 30, 2026 and December 31, 2025, respectively.	(1,425)	—
Additional paid-in capital	1,046,326	1,058,783
Retained earnings	364,836	288,218
Total stockholders’ equity	1,409,742	1,347,006
Total liabilities and stockholders' equity	$2,073,953	$1,992,182
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$298,454	$252,265	$590,421	$483,008
Cost of revenues	81,714	69,684	160,585	136,331
Gross profit	216,740	182,581	429,836	346,677
Operating expenses:
Research and development	92,195	73,670	175,169	144,060
Sales and marketing	40,007	29,563	79,256	56,225
General and administrative	50,593	45,985	96,939	89,435
Total operating expenses	182,795	149,218	351,364	289,720
Income from operations	33,945	33,363	78,472	56,957
Other (expense) income, net	(410)	1,660	(1,196)	2,661
Income before interest income and income taxes	33,535	35,023	77,276	59,618
Interest income	11,831	11,427	23,642	21,842
Income before income taxes	45,366	46,450	100,918	81,460
Provision for income taxes	12,208	1,669	24,300	1,544
Net income and comprehensive income	$33,158	$44,781	$76,618	$79,916
Net income per share attributable to Class A and Class B common stockholders, basic	$0.71	$0.98	$1.64	$1.76
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.66	$0.91	$1.53	$1.64
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(Amounts in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
BALANCE—April 1, 2025	45,416	$4	—	$—	$984,534	$(90,712)	$893,826
Stock-based compensation expense	—	—	—	—	34,592	—	34,592
Stock options exercised	162	—	—	—	3,832	—	3,832
Release of restricted stock units	209	—	—	—	—	—	—
Net income	—	—	—	—	—	44,781	44,781
BALANCE—June 30, 2025	45,787	$4	—	$—	$1,022,958	$(45,931)	$977,031
BALANCE—April 1, 2026	46,889	$5	(46)	$(4,499)	$1,064,580	$331,678	$1,391,764
Stock-based compensation expense	—	—	—	—	38,210	—	38,210
Release of performance stock units	180	—	—	—	—	—	—
Taxes paid related to net-share settlement of share-based compensation awards	(87)	—	—	—	(9,358)	—	(9,358)
Stock options exercised	33	—	—	—	416	—	416
Release of restricted stock units	188	—	—	—	—	—	—
Repurchases of common stock	—	—	(433)	(44,448)	—	—	(44,448)
Retirement of treasury stock	(467)	—	467	47,522	(47,522)	—	—
Net income	—	—	—	—	—	33,158	33,158
BALANCE—June 30, 2026	46,736	$5	(12)	$(1,425)	$1,046,326	$364,836	$1,409,742
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Amounts in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
BALANCE—January 1, 2025	44,936	$4	—	$—	$950,393	$(125,847)	$824,550
Stock-based compensation expense	—	—	—	—	65,610	—	65,610
Stock options exercised	438	—	—	—	6,955	—	6,955
Release of restricted stock units	413	—	—	—	—	—	—
Net income	—	—	—	—	—	79,916	79,916
BALANCE—June 30, 2025	45,787	$4	—	$—	$1,022,958	$(45,931)	$977,031
BALANCE—January 1, 2026	46,628	$5	—	$—	$1,058,783	$288,218	$1,347,006
Stock-based compensation expense	—	—	—	—	72,857	—	72,857
Release of performance stock units	360	—	—	—	—	—	—
Taxes paid related to net-share settlements of share-based compensation awards	(171)	—	—	—	(18,799)	—	(18,799)
Stock options exercised	223	—	—	—	2,338	—	2,338
Release of restricted stock units	379	—	—	—	—	—	—
Repurchases of common stock	—	—	(695)	(70,278)	—	—	(70,278)
Retirement of treasury stock	(683)	—	683	68,853	(68,853)	—	—
Net income	—	—	—	—	—	76,618	76,618
BALANCE—June 30, 2026	46,736	$5	(12)	$(1,425)	$1,046,326	$364,836	$1,409,742
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$76,618	$79,916
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	21,293	—
Stock-based compensation expense	72,857	65,610
Depreciation and amortization	8,438	7,030
Accretion on marketable securities, net	(642)	(1,017)
Impairment of capitalized software	578	—
Changes in assets and liabilities:
Deferred revenue	8,897	58,293
Accounts receivable	31,848	16,004
Deferred cost of revenues	(26)	(13,632)
Prepaid expenses and other current assets	7,069	(4,536)
Accounts payable	6,188	593
Accrued expenses and other current liabilities	7,159	(10,350)
Noncurrent assets and liabilities	(1,246)	(1,605)
Net cash provided by operating activities	239,031	196,306
Cash flows from investing activities:
Purchases of investments	(75,438)	(48,321)
Maturities and paydowns of investments	79,584	42,470
Capitalized software expense and purchases of intangible assets	(5,587)	(4,463)
Purchase of property and equipment	(7,028)	(2,507)
Net cash used for investing activities	(8,469)	(12,821)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,338	6,955
Repurchase of common stock	(69,603)	—
Taxes paid related to net-share settlement of share-based compensation awards	(18,799)	—
Net cash (used for) provided by financing activities	(86,064)	6,955
Net increase in cash, cash equivalents and restricted cash	144,498	190,440
Cash, cash equivalents and restricted cash - Beginning of period	1,039,124	788,526
Cash, cash equivalents and restricted cash - End of period	$1,183,622	$978,966

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$768	$11,720
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$2,012	$827
Landlord incentive included in Other assets	$6,809	$6,809
Right of use assets obtained in exchange for new operating lease liabilities	$1,918	$36,025
Supplemental disclosure of noncash financing activities:
Repurchases of common stock included in Current liabilities	$675	$—
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
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and six months ended June 30, 2026 and 2025. Unless otherwise specified, all dollar amounts (other than per share amounts) are referred to in thousands.
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
Advertising Costs—Advertising costs were approximately $28,199 and $56,341 for the three and six months ended June 30, 2026, and $19,649 and $37,184 for the three and six months ended June 30, 2025, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The majority of revenue comes through the subscriptions and advertising streams, and payments are made to Duolingo through service providers. Three service providers, Apple, Google, and Stripe, accounted for 65.5%, 15.7%, and 11.7%, respectively, of total Accounts receivable as of June 30, 2026 and 62.5%, 22.7% and 11.4%, respectively, of total Accounts receivable as of December 31, 2025.
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
Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The Company recorded an impairment of capitalized software of $578 for the three and six months ended June 30, 2026, and no impairment was recognized during the three and six months ended June 30, 2025.
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
Related Parties—The Company incurred expenses with a vendor which certain members of the Company’s Board of Directors and executive officers serve as members of the vendor’s board of directors of approximately $207 and $426 during the three and six months ended June 30, 2026, respectively, and $165 and $329 during the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, no amounts remained payable to the vendor. These transactions were conducted in the ordinary course of business on terms the Company believes to be comparable to those available from unaffiliated third parties and were reviewed and approved in accordance with the Company’s related person transaction policy.
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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of June 30, 2026 and December 31, 2025:

As of June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$184,869	$184,869	$—	$—

Level 1
Commercial paper	$8,417	$—	$(18)	$8,399	$—	$8,417	$—
Money market funds	996,018	—	—	996,018	996,018	—	—
Subtotal	$1,004,435	$—	$(18)	$1,004,417	$996,018	$8,417	$—

Level 2
Asset-backed securities	$22,141	$2	$(30)	$22,113	$—	$4	$22,136
Corporate debt securities	160,121	17	(407)	159,731	—	104,609	55,513
U.S. Treasury securities	43,593	2	(200)	43,395	—	19,949	23,644
Subtotal	$225,855	$21	$(637)	$225,239	$—	$124,562	$101,293

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,230,290	$21	$(655)	$1,415,925	$1,180,887	$132,979	$102,693

As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$155,840	$155,840	$—	$—

Level 1
Commercial paper	$4,318	$—	$—	$4,318	$1,993	$2,324	$—
Money market funds	878,556	—	—	878,556	878,556	—	—
Subtotal	$882,874	$—	$—	$882,874	$880,549	$2,324	$—

Level 2
Asset-backed securities	$26,794	$44	$—	$26,838	$—	$347	$26,447
Corporate debt securities	182,417	237	(19)	182,635	—	93,997	88,420
U.S. Treasury securities	26,241	154	—	26,395	—	7,410	18,831
Subtotal	$235,452	$435	$(19)	$235,868	$—	$101,754	$133,698

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,118,326	$435	$(19)	$1,275,982	$1,036,389	$104,078	$135,098
As of June 30, 2026 and December 31, 2025, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and five years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. Accrued interest was $2,091 and $2,099 as of June 30, 2026 and December 31, 2025, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, among other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of June 30, 2026, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No allowance for credit losses was recognized in the financial statements for held-to-maturity debt securities for the periods ended June 30, 2026 and 2025.
4.      REVENUE
Disaggregation of Revenue
In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue streams, which most closely depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Subscription	$258,035	$210,678	$508,943	$401,665
Advertising	21,052	20,603	41,666	38,485
Duolingo English Test	10,109	10,088	21,426	22,074
IAPs	8,002	10,390	16,448	19,832
Other	1,256	506	1,938	952
Total revenues	$298,454	$252,265	$590,421	$483,008

Three service providers, Apple, Google, and Stripe processed 59.6%, 23.2%, and 11.9%, and 59.9%, 23.1%, and 11.7%, respectively, of total revenues for the three and six months ended June 30, 2026, respectively. Two service providers Apple and Google processed 61.6% and 23.9%, and three service providers, Apple, Google, and Stripe processed 61.3%, 23.6% and 10.4%, respectively, of total revenues for the three and six months ended June 30, 2025, respectively.
Deferred revenue consists of payments received in advance of revenue recognition, and is mostly related to time-based subscriptions, which will be recognized into revenue over the course of the upcoming year (recognized over 12 months or less). Additionally, the Duolingo English Test has deferred revenue related to tests that have been purchased, but will not be recognized until the tests have been proctored. Changes in deferred revenues were as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Beginning balance—January 1	$496,205	$372,884
Amount from beginning balance recognized into revenue	(354,694)	(262,611)
Deferral of revenue	551,689	496,605
Amount recognized from current period deferrals	(188,098)	(175,701)
Ending balance—June 30	$505,102	$431,177
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(In thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$52,732	$44,773
Furniture, fixtures and equipment	14,136	13,095
Total property and equipment	66,868	57,868
Less: accumulated depreciation	(24,249)	(21,571)
Total property and equipment, net	$42,619	$36,297
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and development	$859	$869	$1,705	$1,625
Sales and marketing	104	106	205	201
General and administrative	399	364	808	766
Total	$1,362	$1,339	$2,718	$2,592

6.    INTANGIBLE ASSETS
Intangible assets, net, consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Capitalized software	$49,858	$44,849
Acquired intangible assets	9,310	9,310
Other indefinite-lived intangible assets	252	252
Total intangible assets	59,420	54,411
Less: accumulated amortization	(31,822)	(26,102)
Intangible assets, net	$27,598	$28,309
The Company capitalized $5,587 and $4,328 of software development costs, with the majority of the costs being employee wages, during the six months ended June 30, 2026 and 2025, respectively. The Company recorded an impairment of capitalized software of $578 for the three and six months ended June 30, 2026, which represents an impairment to write off the capitalization of an internal-use software project prior to being launched to the user base. No impairment was recognized during the three and six months ended June 30, 2025. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues	$2,824	$1,957	$5,598	$4,168
Sales and marketing	61	144	122	270
Total	$2,885	$2,101	$5,720	$4,438

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
The Company’s PAETR exceeds the U.S. federal statutory rate of 21.0% during the three and six months ended June 30, 2026 primarily due to certain non-deductible expenses and state and local income taxes, partially offset by research and development tax credits and the foreign-derived intangible income deduction. In the prior year period, the variance was primarily driven by a discrete tax benefit from excess tax benefits on stock-based compensation, when the Company maintained a valuation allowance.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	2026	2025
Income before income taxes	$45,366	$46,450	$100,918	$81,460
Provision for income taxes	12,208	1,669	$24,300	$1,544
Effective tax rate	26.9%	3.6%	24.1%	1.9%

8.    STOCKHOLDERS’ EQUITY
A summary of stock option activity as of June 30, 2026 is as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2026	859	$18.38	3.77	$135,938
Granted (1)	—	—
Exercised	(223)	10.53
Forfeited and expired (2)	—	—
Options outstanding at June 30, 2026	636	$21.09	3.68	$60,408
Options exercisable at June 30, 2026	636	$21.09	3.68	$60,408
________________
(1) There were no stock options granted during the three and six months ended June 30, 2026.
(2) There was a nominal amount of forfeitures and expirations during the three and six months ended June 30, 2026.

The total intrinsic value of options exercised was approximately $21,623 and $160,618 for the periods ended June 30, 2026, and 2025, respectively.
A summary of RSU activity as of June 30, 2026 is as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant date fair value per share
Outstanding at January 1, 2026	1,406	$242.94
Granted	1,941	111.19
Released	(379)	182.37
Forfeited	(151)	238.45
Outstanding at June 30, 2026	2,817	$160.55
As of June 30, 2026, there was no unrecognized stock-based compensation expense related to stock options granted under the plans. The amount of unrecognized stock-based compensation expense for RSUs as of June 30, 2026 was $412,023 with a weighted-average period of approximately three years.
There were 9,307 shares available for issuance under the Company’s 2021 Incentive Award Plan and 1,604 shares available for issuance under the Company’s 2021 Employee Stock Purchase Plan, in each case, at June 30, 2026.
Performance-based RSUs
In June 2021, the Company granted performance-based RSUs to its founders (“Founder Awards”) that vest based on continued service and the achievement of specified stock price targets. As of June 30, 2026, certain performance conditions have been achieved, while others remain subject to future stock price performance. Stock-based compensation expense is recognized over the derived service period using an accelerated attribution method, subject to continued service.
In 2026, the Company modified the service condition applicable to the final two tranches of the Founder Awards held by one of its founders. The modification was accounted for as a Type III modification under ASC 718. As a result of the revised service condition, the Company reversed $8,217 of stock-based compensation expense previously recognized under the original derived service periods. The modified awards have a total compensation cost of approximately $9,960, based on the modified fair value determined using a Monte Carlo simulation model, representing an increase of $1,743, over the original grant-date fair value. The total compensation cost will be recognized over the revised derived service periods, which extend through September 30, 2029.
As a result of the modification, the Company recognized a stock-based compensation benefit of $6,982 and $5,766 related to the Founder Awards during the three and six months ended June 30, 2026, respectively. The Company recognized stock-based compensation expense of $3,963 and $8,077 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, unrecognized stock-based compensation expense related to the Founder Awards was $12,240.
Stock-Based Compensation
Total stock-based compensation expense was $38,210 and $72,857 for the three and six months ended June 30, 2026 and $34,592 and $65,610 for the three and six months ended June 30, 2025, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues	$31	$24	$54	$44
Research and development	26,861	20,481	49,384	38,294
Sales and marketing	2,008	1,593	3,804	3,024
General and administrative	9,310	12,494	19,615	24,248
Total	$38,210	$34,592	$72,857	$65,610
Nominal amounts of stock-based compensation expense is capitalized into intangible assets for the three and six months ended June 30, 2026 and 2025.
Common Stock Repurchases
In February 2026, Duolingo’s Board of Directors authorized a share repurchase program of up to $400,000. During the three and six months ended June 30, 2026, the Company repurchased a total of 432 and 695 shares, respectively, of the Company’s Class A common stock through open market purchases at an average per share price of $102.80 and $101.15, respectively, for a total repurchase price of $44,448 and $70,278, respectively. During the three and six months ended June 30, 2026, 467 and 683 of these shares were retired, respectively. The cost of the remaining 12 shares is recorded as treasury stock in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026. As of June 30, 2026, $329,722 of the total amount authorized to be repurchased remained available.
9.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred and are included in General and administration expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. During the three months ended June 30, 2026, the Company accrued approximately $5 million for certain proposed legal settlement charges, representing the Company's expected amount of the total settlement obligation, with the remainder expected to be funded by insurance. This amount is not material to the Company's financial condition, results of operations or cash flows.
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
10.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with an Internal Revenue Code Section 401(k) feature, the Duolingo Retirement Trust (the “Plan”), for eligible employees. The Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $2,476 and $4,689 during the three and six months ended June 30, 2026, and $2,060 and $4,029 during the three and six months ended June 30, 2025, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and six months ended June 30, 2026 or 2025.
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
The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to Class A and Class B common stockholders	$33,158	$44,781	$76,618	$79,916
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic	46,695	45,610	46,744	45,380
Effect of dilutive securities
Founder awards where performance has been met	—	720	—	720
Dilutive effect of stock options outstanding (1)	519	1,032	519	1,032
RSUs outstanding	2,817	1,638	2,817	1,638
Denominator for dilutive net income per common share - weighted-average shares	50,031	49,000	50,080	48,770
Basic income per common share	$0.71	$0.98	$1.64	$1.76
Diluted income per common share	$0.66	$0.91	$1.53	$1.64
______________
(1) The Company had 0.6 million options outstanding as of June 30, 2026. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

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
Overview

Our flagship app has become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering over 250 total language courses to over 58 million daily active users for the three months ended June 30, 2026. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended June 30,
(In millions)	2026	2025
Operating Metrics
Daily active users (DAUs) (1)	58.7	47.7
Paid subscribers (at period end)	12.7	10.9

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating Metrics
Subscription bookings	$250,316	$227,259	$518,381	$459,443
Total bookings	$289,054	$268,020	$597,538	$539,668

Non-GAAP Financial Measures
Net income (GAAP)	$33,158	$44,781	$76,618	$79,916
Adjusted EBITDA	$77,315	$78,680	$160,747	$141,484
Net cash provided by operating activities (GAAP)	$88,260	$90,675	$239,031	$196,306
Free cash flow	$78,630	$86,324	$226,416	$189,336
_______________
(1) We primarily evaluate user engagement using DAUs, with MAUs as a supplementary metric. MAUs were 140.6 million and 128.3 million for the three months ended June 30, 2026 and 2025, respectively.

Operating Metrics
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended June 30, 2026 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
We had approximately 58.7 million and 47.7 million DAUs for the three months ended June 30, 2026 and 2025, respectively, representing an increase of 23% from the prior year period, driven largely by an increase in retention of current users. We grew DAUs through a combination of product initiatives and marketing. Product improvements, such as making the app more social and engaging, helped attract new users, retain existing users, and reengage former users, while marketing expanded our reach.
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
As of June 30, 2026 and 2025, we had approximately 12.7 million and 10.9 million paid subscribers, respectively, representing an increase of 17% from the prior year period. We grew paid subscribers through product initiatives designed to make our subscription offerings more appealing, which helped attract new subscribers and retain existing subscribers.
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
For the three months ended June 30, 2026 and 2025, we generated $250.3 million and $227.3 million of subscription bookings, respectively, representing an increase of $23.1 million or 10%, driven by growth in volume and price of subscriptions sold. For the six months ended June 30, 2026 and 2025, we generated $518.4 million and $459.4 million of subscription bookings, respectively, representing an increase of $58.9 million or 13%, driven by growth in volume and price of subscriptions sold.
For the three months ended June 30, 2026 and 2025, we generated $289.1 million and $268.0 million total bookings, respectively, representing an increase of $21.0 million or 8% from the prior year period. For the six months ended June 30, 2026 and 2025, we generated $597.5 million and $539.7 million total bookings, respectively, representing an increase of $57.9 million or 11% from the prior year period. We grew total bookings primarily through growth in subscription bookings.
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended June 30, 2026 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a supplemental measure and help illustrate the size of our global active user community on Duolingo.
We had approximately 140.6 million and 128.3 million MAUs for the three months ended June 30, 2026 and 2025, respectively, representing an increase of 10% from the prior year period. We grew MAUs through the same product and marketing initiatives as DAUs.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our reported financial results, which are presented in accordance with GAAP. These non-GAAP financial measures include Adjusted EBITDA, free cash flow and constant-currency measures. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that Adjusted EBITDA, free cash flow and constant-currency provide meaningful supplemental information regarding our performance. The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. We use non-GAAP constant-currency measures and non-GAAP percentage change in constant-currency measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest income, income taxes, depreciation and amortization, stock-based compensation expenses related to equity awards, including employer payroll taxes related to equity transactions, acquisition transaction and integration costs, acquisition earn-out costs, and impairment of capitalized software. Adjusted EBITDA is used by management to evaluate the financial performance of our business and we present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and that it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$33,158	$44,781	$76,618	$79,916
Add (deduct):
Interest income	(11,831)	(11,427)	(23,642)	(21,842)
Provision for income taxes	12,208	1,669	24,300	1,544
Depreciation and amortization	4,247	3,440	8,438	7,030
Stock-based compensation expenses related to equity awards (1)	38,606	39,527	73,761	74,046
Acquisition transaction and integration costs (2)	—	590	—	590
Acquisition earn-out costs (3)	349	100	694	200
Impairment of capitalized software (4)	578	—	578	—
Adjusted EBITDA	$77,315	$78,680	$160,747	$141,484
________________
(1)In addition to stock-based compensation expense of $38.2 million and $34.6 million for the three months ended June 30, 2026 and 2025, respectively, and $72.9 million and $65.6 million for the six months ended June 30, 2026 and 2025, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and development	$252	$1,605	$568	$2,764
Sales and marketing	13	85	28	157
General and administrative	131	3,245	308	5,515
Total	$396	$4,935	$904	$8,436

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

(4)Represents impairment of capitalized software, which is included within Research and development expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended June 30, 2026 and 2025, we generated net income of $33.2 million and $44.8 million, respectively representing a decrease of $11.6 million. For the six months ended June 30, 2026 and 2025, we generated net income of $76.6 million and $79.9 million, respectively, representing a decrease of $3.3 million. The decrease in net income for the three months ended June 30, 2026, as compared to the comparative prior period was primarily due to operating expenses increasing slightly faster than revenue during the period. The increase in net income for the six months ended June 30, 2026, as compared to the comparative prior period was primarily due to revenue growth and gross margin expansion during the period.
For the three months ended June 30, 2026 and 2025, we generated Adjusted EBITDA of $77.3 million and $78.7 million, respectively, representing a decrease of $1.4 million. For the six months ended June 30, 2026 and 2025, we generated Adjusted EBITDA of $160.7 million and $141.5 million, respectively, representing an increase of $19.3 million. Adjusted EBITDA changed as compared to the comparative periods for the reasons noted above in net income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$88,260	$90,675	$239,031	$196,306
Less: Capitalized software development costs and purchases of intangible assets	(2,734)	(3,153)	(5,587)	(4,463)
Less: Purchases of property and equipment	(6,896)	(1,198)	(7,028)	(2,507)
Free cash flow	$78,630	$86,324	$226,416	$189,336

For the three months ended June 30, 2026 and 2025, we generated $88.3 million and $90.7 million of net cash provided by operating activities, respectively, representing a decrease of $2.4 million. The decrease was primarily due to changes in working capital during the period. For the six months ended June 30, 2026 and 2025, we generated $239.0 million and $196.3 million of net cash provided by operating activities, respectively, representing an increase of $42.7 million. The increase was primarily due to higher operating income and changes in working capital.
For the three months ended June 30, 2026 and 2025, we generated $78.6 million and $86.3 million of free cash flow, respectively, representing a decrease of $7.7 million. Free cash flow decreased in line with operating cash flow, reflecting the same underlying drivers of cash provided by operating activities and by higher capital investments as we expand our office footprints. For the six months ended June 30, 2026 and 2025, we generated $226.4 million and $189.3 million of free cash flow, respectively, representing an increase of $37.1 million. Free cash flow increased in line with operating cash flow, reflecting the same underlying drivers of cash provided by operating activities, partially offset by higher capital investments.
Constant-Currency. The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. We use non-GAAP percentage change in constant-currency revenues and bookings, which exclude the impact of fluctuations in foreign currency exchange rates, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business. The impact of changes in foreign currency may vary significantly from period to period, and such changes generally are outside of the control of our management. We calculate constant-currency revenues by translating current period foreign currency revenues using prior-year exchange rates applied consistently over the full revenue recognition period. We calculate constant-currency bookings by using current period foreign currency bookings and translating them to constant currency using prior-year comparable period exchange rates. The constant-currency percentage change for revenues and bookings is calculated by dividing the difference between the constant-currency amount and the prior-year comparable period amount by the prior-year comparable period amount.

The following table provides the changes in bookings and revenues on a reported basis and constant-currency basis:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	% Change	Constant-Currency Change %	2026	2025	% Change	Constant-Currency Change %
Revenue
Subscription	$258,035	$210,678	22%	21%	$508,943	$401,665	27%	24%
Total revenues	$298,454	$252,265	18%	17%	$590,421	$483,008	22%	19%
Bookings
Subscription	$250,316	$227,259	10%	9%	$518,381	$459,443	13%	10%
Total Bookings	$289,054	$268,020	8%	6%	$597,538	$539,668	11%	8%
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
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels in addition to hosting fees and third-party AI costs. To a much lesser extent, cost of revenues includes customer support costs, such as contractor fees, wages and stock-based compensation for certain employees working in customer support. It also includes the amortization of revenue generating capitalized software, and depreciation of certain property and equipment.
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

Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Revenues	$298,454	$252,265	18%	$590,421	$483,008	22%
Cost of revenues (1) (2)	81,714	69,684	17	160,585	136,331	18
Gross profit	216,740	182,581	19	429,836	346,677	24
Operating expenses:
Research and development (1) (2)	92,195	73,670	25	175,169	144,060	22
Sales and marketing (1) (2)	40,007	29,563	35	79,256	56,225	41
General and administrative (1) (2)	50,593	45,985	10	96,939	89,435	8
Total operating expenses	182,795	149,218	23	351,364	289,720	21
Income from operations	33,945	33,363	2	78,472	56,957	38
Other (expense) income, net	(410)	1,660	nm	(1,196)	2,661	nm
Income before interest income and income taxes	33,535	35,023	(4)	77,276	59,618	30
Interest income	11,831	11,427	4	23,642	21,842	8
Income before income taxes	45,366	46,450	(2)	100,918	81,460	24
Provision for income taxes	12,208	1,669	>100	24,300	1,544	>100
Net income and comprehensive income	$33,158	$44,781	(26)%	$76,618	$79,916	(4)%
________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues	$31	$24	$54	$44
Research and development	26,861	20,481	49,384	38,294
Sales and marketing	2,008	1,593	3,804	3,024
General and administrative	9,310	12,494	19,615	24,248
Total	$38,210	$34,592	$72,857	$65,610
(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues (a)	$2,824	$1,957	$5,598	$4,168
Research and development	859	869	1,705	1,625
Sales and marketing (a)	165	250	327	471
General and administrative	399	364	808	766
Total	$4,247	$3,440	$8,438	$7,030
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	100%	100%	100%	100%
Cost of revenues	27	28	27	28
Gross profit	73	72	73	72
Operating expenses:
Research and development	31	29	30	30
Sales and marketing	13	12	13	12
General and administrative	17	18	16	19
Total operating expenses	61	59	60	60
Income from operations	11	13	13	12
Other (expense) income, net	—	1	—	1
Income before interest income and income taxes	11	14	13	12
Interest income	4	5	4	5
Income before income taxes	15	18	17	17
Provision for income taxes	4	1	4	—
Net income and comprehensive income	11%	18%	13%	17%
Revenues
Revenues increased by $46.2 million, or 18% to $298.5 million during the three months ended June 30, 2026, from revenues of $252.3 million during the three months ended June 30, 2025. Revenues increased by $107.4 million, or 22%, to $590.4 million during the six months ended June 30, 2026, from revenues of $483.0 million during the six months ended June 30, 2025.
The following table provides the changes in revenues by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Subscription	$258,035	$210,678	$47,357	22%	$508,943	$401,665	$107,278	27%
Other
Advertising	21,052	20,603	449	2	41,666	38,485	3,181	8
Duolingo English Test	10,109	10,088	21	—	21,426	22,074	(648)	(3)
In-App Purchases	8,002	10,390	(2,388)	(23)	16,448	19,832	(3,384)	(17)
Other	1,256	506	750	>100	1,938	952	986	>100
Total Other	$40,419	$41,587	$(1,168)	(3)%	$81,478	$81,343	$135	—%
Total revenues	$298,454	$252,265	$46,189	18%	$590,421	$483,008	$107,413	22%
The main drivers of the increases were:
•Subscription revenue increased $47.4 million, or 22%, to $258.0 million during the three months ended June 30, 2026, and subscription revenue increased $107.3 million, or 27%, to $508.9 million during the six months ended June 30, 2026, primarily due to growth in the average number of paid subscribers, and to a lesser extent, an increase in average revenue per user.

•Other revenue decreased $1.2 million, or 3%, to $40.4 million during the three months ended June 30, 2026, and other revenue increased $0.1 million to $81.5 million during the six months ended June 30, 2026. The decrease in the three months ended June 30, 2026 was primarily due to decreased IAP revenue. The increase in the six months ended June 30, 2026 was primarily driven by higher advertising revenue and, to a lesser extent, higher revenue from partnerships, partially offset by lower IAP revenue.

Cost of Revenues and Gross Margin. Total gross margin increased to 72.6% from 72.4% during the three months ended June 30, 2026 and 2025, and total gross margin increased to 72.8% from 71.8% during the six months ended June 30, 2026 and 2025. The increase was primarily attributable to an increase in subscription gross margin, reflecting continued reductions in per-unit third-party AI costs.
The following table provides the change in cost of revenues, along with related gross margins:

	Three Months Ended June 30,						Six Months Ended June 30,
	2026		2025		Change		2026		2025		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin	Costs	Gross Margin
Total cost of revenues	$81,714	72.6%	$69,684	72.4%	$12,030	0.2%	$160,585	72.8%	$136,331	71.8%	$24,254	1.0%
Operating Expenses
Research and Development. Research and development expense increased by $18.5 million, or 25%, to $92.2 million during the three months ended June 30, 2026 from $73.7 million during the three months ended June 30, 2025. The increase was primarily due to higher net personnel costs of $13.8 million, driven primarily by growth in headcount, including increased stock-based compensation expenses related to equity awards of $5.0 million, and increased software and third-party AI costs of $3.3 million.
Research and development expense increased by $31.1 million, or 22%, to $175.2 million during the six months ended June 30, 2026 from $144.1 million during the six months ended June 30, 2025. The increase was primarily due to higher net personnel costs of $23.6 million, driven primarily by the growth in headcount, including increased stock-based compensation expenses related to equity awards of $8.9 million, and increased software and third-party AI costs of $5.5 million.
Sales and Marketing. Sales and marketing expense increased by $10.4 million, or 35%, to $40.0 million during the three months ended June 30, 2026 from $29.6 million during the three months ended June 30, 2025. This increase was mainly due to increased advertising costs of $8.6 million.
Sales and marketing expense increased by $23.0 million, or 41%, to $79.3 million during the six months ended June 30, 2026 from $56.2 million during the six months ended June 30, 2025. This increase was mainly due to increased advertising costs of $19.2 million.
General and Administrative. General and administrative expense increased by $4.6 million, or 10%, to $50.6 million during the three months ended June 30, 2026, from $46.0 million during the three months ended June 30, 2025. This increase was primarily due to higher legal and accounting fees of $5.4 million and higher facilities and office expenses of $1.2 million, partially offset by a $3.7 million decrease in personnel costs. The decrease in personnel costs was primarily due to a $3.2 million decrease in stock-based compensation expense, including the impact of a PSU award modification described within Part I, Item 1 Financial Statements – Note 8, “Stockholders’ Equity”, and lower employer taxes related to stock-based compensation, partially offset by higher gross wages resulting from increased average headcount.

General and administrative expense increased by $7.5 million, or 8%, to $96.9 million during the six months ended June 30, 2026, from $89.4 million during the six months ended June 30, 2025. This increase was primarily due to higher legal and accounting fees of $5.8 million, higher facilities and office expenses of $4.0 million, partially offset by a decrease in personnel costs of $4.8 million. The decrease in personnel costs was driven by the same factors described above for the three-month period, including lower stock-based compensation expense and employer taxes related to stock-based compensation, partially offset by higher gross wages resulting from increased average headcount.
Interest Income
Interest income increased by $0.4 million, or 4%, to $11.8 million during the three months ended June 30, 2026 from $11.4 million during the three months ended June 30, 2025. Interest income increased by $1.8 million, or 8%, to $23.6 million during the six months ended June 30, 2026, from $21.8 million during the six months ended June 30, 2025. Both period increases were due to higher average interest-bearing balances partially offset by lower interest rates.
Other (expense) income, net
Other (expense) income, net was $0.4 million of expense during the three months ended June 30, 2026 and $1.7 million of income during the three months ended June 30, 2025, respectively, and $1.2 million of expense during the six months ended June 30, 2026 and $2.7 million of income during the six months ended June 30, 2025. The fluctuations were mainly from the impact from changes in foreign currency rates compared to prior periods.
Income taxes
The income tax provision was $12.2 million and $24.3 million during the three and six months ended June 30, 2026, respectively, and $1.7 million and $1.5 million during the three and six months ended June 30, 2025, respectively. This increase was primarily due to discrete tax expense related to stock-based compensation activity in the current period compared to benefits in the prior year period.
Liquidity and Capital Resources
We finance our operations primarily through revenues and the net proceeds we have received from the issuance of equity.
As of June 30, 2026, we had $1,181 million in cash and cash equivalents and $133 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, U.S. Treasury securities and commercial paper.
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
During the six months ended June 30, 2026, the Company repurchased a total of 694,630 shares of the Company’s Class A common stock through open market purchases at an average per share price of $101.15 for a total of $70.3 million.
A substantial source of our cash from operations comes from deferred revenue, which is included in the liabilities section of our Unaudited Condensed Consolidated Balance Sheet. Deferred revenues consist of the unearned portion of customer billings, primarily related to subscription offerings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2026, we had deferred revenues of $505.1 million, which is recorded as a current liability and expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$239,031	$196,306
Net cash used for investing activities	(8,469)	(12,821)
Net cash (used for) provided by financing activities	(86,064)	6,955
Net increase in cash, cash equivalents and restricted cash	$144,498	$190,440
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $42.7 million, or 22%, to $239.0 million for the six months ended June 30, 2026 from $196.3 million for the six months ended June 30, 2025. This increase was primarily driven by higher operating income and changes in working capital.
Investing Activities
Cash used for investing activities decreased by $4.4 million to $8.5 million for the six months ended June 30, 2026, from $12.8 million for the six months ended June 30, 2025. This decrease was primarily due to higher net maturities of investments of $10.0 million during the six months ended June 30, 2026, partially offset by a $5.6 million increase in capital expenditures.
Financing Activities
Cash used for financing activities for the six months ended June 30, 2026 was due to repurchases of common stock of $69.6 million in addition to taxes paid on the net-share settlements of share-based compensation awards of $18.8 million. These amounts were partially offset by proceeds from exercises of stock options of $2.3 million. Cash provided by financing activities for the six months ended June 30, 2025 was due to proceeds from exercises of stock options of $7.0 million.
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
Recent Accounting Pronouncements
See Note 1, “Description of the Business and Basis of Presentation,” and Note 2, “Summary of Significant Accounting Policies,” in the notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2026, we had $996.0 million of cash equivalents invested in money market funds and $235.7 million of investments mainly in corporate debt securities, U.S. Treasury securities, asset-backed securities and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of June 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings. For further information, please see Part I, Item 1 Financial Statements – Note 9, “Commitments and Contingencies,” which is incorporated herein.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity for the three months ended June 30, 2026

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
				(In thousands)
April 1 - 30, 2026	245,286	$97.81	245,286	$350,173
May 1 - 31, 2026	142,465	$108.42	142,465	$334,725
June 1 - 30, 2026	44,555	$112.27	44,555	$329,722
	432,306		432,306
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b)

(c) Trading Plans
During the three months ended June 30, 2026, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:
On June 9, 2026, William "Bing" Gordon, a member of our Board of Directors, modified his Rule 10b5-1 sales plan that was originally adopted on December 11, 2025. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and provides for the sale of up to 40,000 shares of the Company’s Class A common stock. The trading arrangement will remain in effect until the earlier of (i) June 30, 2027, (ii) the completion of all authorized transactions, or (iii) termination in accordance with its terms.
On June 2, 2026, Dr. Luis von Ahn, Chief Executive Officer and member of the Company’s Board of Directors, and the Luis von Ahn Foundation, entered into a 10b5-1 sales plan (the “von Ahn 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, pursuant to which a maximum aggregate amount of up to 626,000 shares of the Company’s Class A common stock may be sold, consisting of (i) up to 226,000 shares issuable upon the exercise of vested stock options held by Dr. von Ahn and (ii) up to 400,000 shares held by Dr. von Ahn. Additionally, under the von Ahn 10b5-1 Sales Plan, up to 54,000 shares held by the Luis von Ahn Foundation) may be sold. The von Ahn 10b5-1 Sales Plan will remain in effect until the earlier of (1) September 15, 2027, (2) the date on which all trades set forth in the von Ahn 10b5-1 Sales Plan have been executed, or (3) such time as the von Ahn 10b5-1 Sales Plan is otherwise terminated or expires according to its terms.
On June 14, 2026, Stephen Chen, General Counsel, entered into a 10b5-1 sales plan (the “Chen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for (i) the sale of the net number of shares of Class A common stock underlying 12,524 unvested restricted stock units received after giving effect to the number of shares automatically sold to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (i) is not determinable) and (ii) the sale of 12,696 shares of Class A common stock. The Chen 10b5-1 Sales Plan will remain in effect until the earlier of (1) August 14, 2027, (2) the date on which all trades set forth in the Chen 10b5-1 Sales Plan have been executed, or (3) such time as the Chen 10b5-1 Sales Plan is otherwise terminated according to its terms.
No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	001-40653	7/30/2021	3.1
3.2	Bylaws, as currently in effect	8-K	001-40653	12/08/2023	3.1
10.1	Amended and Restated Non-Employee Director Compensation Program, effective July 23, 2026					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

DUOLINGO, INC.

Date: August 5, 2026	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Gillian Munson
Gillian Munson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)