Form 10-Q
period 2026-09-30
Duolingo, Inc.
filed 2026-11-04
CIK 1562088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 001-40653

Duolingo, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3055872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
141 S St Clair Street, Suite 501
Pittsburgh, Pennsylvania 15206
(412) 567-6602
(Address, Including Zip Code, and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	DUOL	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 3, 2026, 40,779,003 shares of the registrant's Class A common stock were outstanding, and 6,399,257 shares of the registrant's Class B common stock were outstanding.

Table of Contents                                         Page

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including without limitation, statements regarding our business model and strategic plans, including the introduction of new products, and our implementation thereof; statements regarding our expectations, beliefs, plans, objectives, prospects, assumptions, future events or expected performance, including our ability to compete in our industry; the sufficiency of our cash, cash equivalents and investments; expectations around the Company's acquisitions and strategic transactions; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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
•the success of our development, implementation and use of artificial intelligence (“AI”) and machine learning technologies;
•our reliance on third-party hosting, cloud computing providers and AI vendors;
•our ability to compete for advertisements;
•acceptance by educational organizations of technology-based education;
•changes in our business and macroeconomic conditions;

•the accuracy of market research published about the Company by third-party data scraping services;
•those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q; and
•those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”).
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
We believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time to time to create these metrics are reasonable bases to identify trends in user behavior. Because we update the methodologies we employ to create metrics, our operating metrics may not be comparable to those in prior periods. See “Risk Factors—Our user metrics and other operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business” included in the Annual Report on Form 10-K. Other companies, including companies in our industry, may calculate these metrics differently.

Part I Financial Information
Item 1. Financial Statements (Unaudited)

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,239,607	$1,036,389
Short-term investments	134,294	104,078
Accounts receivable	142,056	162,827
Deferred cost of revenues	106,188	102,663
Income tax receivable	618	14,067
Prepaid expenses and other current assets	29,582	16,582
Total current assets	1,652,345	1,436,606
Operating lease right-of-use assets	73,359	80,380
Long-term investments	110,120	135,098
Intangible assets, net	26,216	28,309
Property and equipment, net	53,020	36,297
Goodwill	40,341	35,335
Restricted cash	2,735	2,735
Deferred tax assets, net	203,605	227,339
Other assets	4,422	10,083
Total assets	$2,166,163	$1,992,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenues	$513,567	$496,205
Accounts payable	13,740	7,998
Income tax payable	2,265	1,257
Accrued expenses and other current liabilities	70,536	45,688
Total current liabilities	600,108	551,148
Long-term obligation under operating leases	84,216	93,779
Deferred tax liabilities, net	242	249
Total liabilities	684,566	645,176
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, $0.0001 par value; 2,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 40,717 issued and 40,708 outstanding at September 30, 2026 and 40,368 issued and outstanding at December 31, 2025, respectively Class B common stock, $0.0001 par value; 30,000 shares authorized as of September 30, 2026 and December 31, 2025; 6,399 and 6,260 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5	5
Treasury stock, at cost; 9 and 0 shares as of September 30, 2026 and December 31, 2025, respectively.	(1,249)	—
Additional paid-in capital	1,090,840	1,058,783
Retained earnings	392,001	288,218
Total stockholders’ equity	1,481,597	1,347,006
Total liabilities and stockholders' equity	$2,166,163	$1,992,182
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$309,007	$271,713	$899,428	$754,721
Cost of revenues	83,875	74,802	244,460	211,133
Gross profit	225,132	196,911	654,968	543,588
Operating expenses:
Research and development	107,748	82,707	282,917	226,767
Sales and marketing	42,156	35,081	121,412	91,306
General and administrative	51,032	43,964	147,971	133,399
Total operating expenses	200,936	161,752	552,300	451,472
Income from operations	24,196	35,159	102,668	92,116
Other (expense) income, net	(1,055)	(503)	(2,251)	2,158
Income before interest income and income taxes	23,141	34,656	100,417	94,274
Interest income	12,426	11,793	36,068	33,635
Income before income taxes	35,567	46,449	136,485	127,909
Provision for (benefit from) income taxes	8,402	(245,746)	32,702	(244,202)
Net income and comprehensive income	$27,165	$292,195	$103,783	$372,111
Net income per share attributable to Class A and Class B common stockholders, basic	$0.58	$6.36	$2.22	$8.17
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.54	$5.95	$2.08	$7.63
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Amounts in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
BALANCE—July 1, 2025	45,787	$4	—	$—	$1,022,958	$(45,931)	$977,031
Stock-based compensation expense	—	—	—	—	35,565	—	35,565
Stock options exercised	100	1	—	—	2,747	—	2,748
Release of restricted stock units	222	—	—	—	—	—	—
Net income	—	—	—	—	—	292,195	292,195
BALANCE—September 30, 2025	46,109	$5	—	$—	$1,061,270	$246,264	$1,307,539
BALANCE—July 1, 2026	46,736	$5	(12)	$(1,425)	$1,046,326	$364,836	$1,409,742
Stock-based compensation expense	—	—	—	—	47,477	—	47,477
Stock options exercised	154	—	—	—	3,639	—	3,639
Release of restricted stock units	277	—	—	—	—	—	—
Repurchases of common stock	—	—	(48)	(6,426)	—	—	(6,426)
Retirement of treasury stock	(51)	—	51	6,602	(6,602)	—	—
Net income	—	—	—	—	—	27,165	27,165
BALANCE—September 30, 2026	47,116	$5	(9)	$(1,249)	$1,090,840	$392,001	$1,481,597
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Amounts in thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
BALANCE—January 1, 2025	44,936	$4	—	$—	$950,393	$(125,847)	$824,550
Stock-based compensation expense	—	—	—	—	101,175	—	101,175
Stock options exercised	538	1	—	—	9,702	—	9,703
Release of restricted stock units	635	—	—	—	—	—	—
Net income	—	—	—	—	—	372,111	372,111
BALANCE—September 30, 2025	46,109	$5	—	$—	$1,061,270	$246,264	$1,307,539
BALANCE—January 1, 2026	46,628	$5	—	$—	$1,058,783	$288,218	$1,347,006
Stock-based compensation expense	—	—	—	—	120,334	—	120,334
Release of performance stock units	360	—	—	—	—	—	—
Taxes paid related to net-share settlements of share-based compensation awards	(171)	—	—	—	(18,799)	—	(18,799)
Stock options exercised	377	—	—	—	5,977	—	5,977
Release of restricted stock units	656	—	—	—	—	—	—
Repurchases of common stock	—	—	(743)	(76,704)	—	—	(76,704)
Retirement of treasury stock	(734)	—	734	75,455	(75,455)	—	—
Net income	—	—	—	—	—	103,783	103,783
BALANCE—September 30, 2026	47,116	$5	(9)	$(1,249)	$1,090,840	$392,001	$1,481,597
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$103,783	$372,111
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	23,727	(239,486)
Stock-based compensation expense	120,334	101,175
Depreciation and amortization	12,718	10,583
Accretion on marketable securities, net	(983)	(1,458)
Impairment of capitalized software	2,134	—
Changes in assets and liabilities:
Deferred revenue	17,362	68,844
Accounts receivable	20,771	4,434
Deferred cost of revenues	(3,525)	(14,408)
Prepaid expenses and other current assets	449	(11,734)
Accounts payable	5,653	(2,813)
Accrued expenses and other current liabilities	21,330	(5,190)
Noncurrent assets and liabilities	4,722	(1,513)
Net cash provided by operating activities	328,475	280,545
Cash flows from investing activities:
Purchases of investments	(122,532)	(99,120)
Maturities and paydowns of investments	118,277	82,077
Capitalized software development costs and purchases of intangible assets	(8,718)	(6,484)
Purchase of property and equipment	(18,001)	(7,369)
Acquisitions of companies, net of $0 cash acquired	(5,006)	(33,100)
Net cash used for investing activities	(35,980)	(63,996)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,977	9,702
Payment of earn-out related to a previous acquisition	—	(500)
Repurchase of common stock	(76,455)	—
Taxes paid related to net-share settlement of share-based compensation awards	(18,799)	—
Net cash (used for) provided by financing activities	(89,277)	9,202
Net increase in cash, cash equivalents and restricted cash	203,218	225,751
Cash, cash equivalents and restricted cash - Beginning of period	1,039,124	788,526
Cash, cash equivalents and restricted cash - End of period	$1,242,342	$1,014,277

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

DUOLINGO, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,552	$11,722
Supplemental disclosure of noncash investing activities:
Property and equipment included in Current liabilities	$2,763	$2,179
Landlord incentive included in Other assets	$—	$6,809
Right of use assets obtained in exchange for new operating lease liabilities	$2,806	$36,025
Supplemental disclosure of noncash financing activities:
Repurchases of common stock included in Current liabilities	$249	$—
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
Duolingo is a mobile learning platform, as well as a digital English language proficiency assessment exam. The Company has a freemium business model: the app and the website are accessible free of charge, although Duolingo also offers premium services for a subscription fee. As of the date of this filing, Duolingo offers over 250 total language courses, including Spanish, English, French, German, Italian, Portuguese, Japanese and Chinese. We have locations in the U.S., China, Germany and the United Kingdom.
Principles of Consolidation—The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries over which the Company has control. All intercompany transactions and balances have been eliminated.
Basis of Presentation—The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) from the Company’s accounting records and reflect the consolidated financial position and results of operations for the three and nine months ended September 30, 2026 and 2025.
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
Advertising Costs—Advertising costs were approximately $28.0 million and $84.4 million for the three and nine months ended September 30, 2026, and $25.5 million and $62.7 million for the three and nine months ended September 30, 2025, respectively, and are included within Sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company maintains deposits and certificates of deposit with banks which exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. Management believes that the financial institutions that hold the Company’s deposits are financially creditworthy and, accordingly, minimal credit risk exists with respect to those balances.
The majority of revenue comes through the subscriptions and advertising streams, and payments are made to Duolingo through service providers. Two service providers, Apple and Google, accounted for 69.9% and 13.9%, respectively, of total Accounts receivable as of September 30, 2026 and three service providers, Apple, Google, and Stripe, accounted for 62.5%, 22.7% and 11.4%, respectively, of total Accounts receivable as of December 31, 2025.
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
Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The Company recorded an impairment of capitalized software of $1.6 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, and no impairment was recognized during the three and nine months ended September 30, 2025.
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
Related Parties—The Company incurred expenses with a vendor which certain members of the Company’s Board of Directors and executive officers serve as members of the vendor’s board of directors of approximately $0.2 million and $0.6 million during the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, no amounts were payable to the vendor, and as of December 31, 2025, $0.8 million remained payable to the vendor. These transactions were conducted in the ordinary course of business on terms the Company believes to be comparable to those available from unaffiliated third parties and were reviewed and approved in accordance with the Company’s related person transaction policy.
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
The following table presents amortized cost, gross unrealized gains and losses, and fair value by major security type and balance sheet classification as of September 30, 2026 and December 31, 2025:

As of September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$240,707	$240,707	$—	$—

Level 1
Commercial paper	$11,589	$—	$(31)	$11,558	$—	$11,589	$—
Money market funds	998,900	—	—	998,900	998,900	—	—
Subtotal	$1,010,489	$—	$(31)	$1,010,458	$998,900	$11,589	$—

Level 2
Asset-backed securities	$27,084	$—	$(59)	$27,025	$—	$—	$27,084
Corporate debt securities	166,619	2	(901)	165,720	—	105,527	61,092
U.S. Treasury securities	37,722	—	(435)	37,287	—	17,178	20,544
Subtotal	$231,425	$2	$(1,395)	$230,032	$—	$122,705	$108,720

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,241,914	$2	$(1,426)	$1,482,597	$1,239,607	$134,294	$110,120

As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$—	$—	$—	$155,840	$155,840	$—	$—

Level 1
Commercial paper	$4,318	$—	$—	$4,318	$1,993	$2,324	$—
Money market funds	878,556	—	—	878,556	878,556	—	—
Subtotal	$882,874	$—	$—	$882,874	$880,549	$2,324	$—

Level 2
Asset-backed securities	$26,794	$44	$—	$26,838	$—	$347	$26,447
Corporate debt securities	182,417	237	(19)	182,635	—	93,997	88,420
U.S. Treasury securities	26,241	154	—	26,395	—	7,410	18,831
Subtotal	$235,452	$435	$(19)	$235,868	$—	$101,754	$133,698

Level 3
Investment in SAFE	$—	$—	$—	$1,400	$—	$—	$1,400
Subtotal	$—	$—	$—	$1,400	$—	$—	$1,400
Total	$1,118,326	$435	$(19)	$1,275,982	$1,036,389	$104,078	$135,098
As of September 30, 2026 and December 31, 2025, all of the Company’s short-term investments have contractual maturities of one year or less and all of the Company’s long-term investments have contractual maturities between one and five years. The Company has elected to present accrued interest within Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. Accrued interest was $1.9 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively.
Changes in market interest rates, credit risk of borrowers and overall market liquidity, among other factors, may cause the short-term and long-term debt investments to fall below their amortized cost basis, resulting in unrealized losses. For those debt securities in an unrealized loss position as of September 30, 2026, the Company does not intend to sell, nor is it more likely than not that it will be required to sell, such securities before recovering the amortized cost basis. No allowance for credit losses was recognized in the financial statements for held-to-maturity debt securities for the periods ended September 30, 2026 and 2025.
4.     ACQUISITIONS
On August 11, 2026, the Company completed the acquisition of certain assets of Animade Group Limited. Animade was a London-based animation and motion design studio. The acquisition expands Duolingo's Design Studio by adding an established and experienced animation and motion design team.
The total aggregate transaction-related payments are expected to be $5.5 million, consisting of $5.0 million of purchase consideration paid in cash upon closing and $0.5 million of additional payments to certain employees contingent upon one year of continued service. The $5.0 million purchase consideration has been preliminarily allocated to goodwill. The service-contingent payments will be recognized as compensation expense over the service period within General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The Company incurred $0.2 million of acquisition-related due diligence costs, which are included in General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The purchase price allocation remains preliminary and is subject to finalization.
5.      REVENUE
Disaggregation of Revenue
In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company disaggregates revenue from contracts with customers into revenue streams, which most closely depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Subscription	$269,985	$229,491	$778,928	$631,156
Advertising	20,820	21,019	62,486	59,504
Duolingo English Test	9,854	9,649	31,280	31,723
IAPs	6,880	11,096	23,328	30,928
Other	1,468	458	3,406	1,410
Total revenues	$309,007	$271,713	$899,428	$754,721

Three service providers, Apple, Google, and Stripe processed 59.6%, 23.3%, and 12.1%, and 59.8%, 23.1%, and 11.8%, respectively, of total revenues for the three and nine months ended September 30, 2026, respectively. Two service providers, Apple and Google, processed 62.2% and 23.3%, and three service providers, Apple, Google, and Stripe processed 61.6%, 23.5% and 10.1%, respectively, of total revenues for the three and nine months ended September 30, 2025, respectively.
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

	Nine Months Ended September 30,
(In thousands)	2026	2025
Beginning balance—January 1	$496,205	$372,884
Amount from beginning balance recognized into revenue	(453,778)	(339,992)
Deferral of revenue	844,942	754,123
Amount recognized from current-period deferrals	(373,802)	(345,288)
Ending balance—September 30	$513,567	$441,728

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

(In thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$58,073	$44,773
Furniture, fixtures and equipment	20,517	13,095
Total property and equipment	78,590	57,868
Less: accumulated depreciation	(25,570)	(21,571)
Total property and equipment, net	$53,020	$36,297
Depreciation expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research and development	$823	$826	$2,528	$2,451
Sales and marketing	99	93	304	294
General and administrative	401	354	1,209	1,120
Total	$1,323	$1,273	$4,041	$3,865

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net, consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Capitalized software	$51,433	$44,849
Acquired intangible assets	9,310	9,310
Other indefinite-lived intangible assets	252	252
Total intangible assets	60,995	54,411
Less: accumulated amortization	(34,779)	(26,102)
Intangible assets, net	$26,216	$28,309
The Company capitalized $8.7 million and $6.3 million of software development costs, with the majority of the costs being employee wages, during the nine months ended September 30, 2026 and 2025, respectively. The Company recorded an impairment of capitalized software of $1.6 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, which represents an impairment to write off the capitalization of an internal-use software project prior to being launched to the user base. No impairment was recognized during the three and nine months ended September 30, 2025. Amortization expense is included within the following financial statement line items within the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues	$2,896	$2,131	$8,494	$6,299
Sales and marketing	61	149	183	419
Total	$2,957	$2,280	$8,677	$6,718

The following table represents the changes to goodwill during the nine months ended September 30, 2026:

Carrying amount
Balance as of December 31, 2025	$35,335
Acquisitions	5,006
Balance as of September 30, 2026	$40,341
As of September 30, 2026 and December 31, 2025, $16.8 million and $17.7 million, respectively, of goodwill is deductible for tax purposes.
8.    INCOME TAXES
Year-to-date income tax expense or benefit is the product of the most current projected annual effective tax rate and the actual year-to-date pretax income, adjusted for any discrete items. The income tax expense or benefit for a particular quarter is the difference between the current year-to-date calculation and the amount recognized in prior quarters of the same year, plus any discrete items recognized in that quarter. Items unrelated to current-period ordinary income or loss are recognized entirely in the period identified as discrete items of tax.
For the three and nine months ended September 30, 2026, discrete items include tax expense related to stock-based compensation awards that vested at market prices below grant prices.
In the prior-year period, the effective tax rate was primarily impacted by the release of the valuation allowance on the Company’s federal and state deferred tax assets and other discrete tax benefits.
The Company’s income before taxes, income tax provision or benefit and effective tax rates were as follows. The large variance in the effective tax rate between periods primarily reflects the recognition of the valuation-allowance release and other discrete tax benefits in the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	2026	2025
Income before income taxes	$35,567	$46,449	$136,485	$127,909
Provision for (benefit from) income taxes	8,402	(245,746)	32,702	(244,202)
Effective tax rate	23.6%	nm	24.0%	nm

9.    STOCKHOLDERS’ EQUITY
A summary of stock option activity as of September 30, 2026 is as follows:

(In thousands, except prices and years)	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at January 1, 2026	859	$18.38	3.77	$135,938
Granted (1)	—	—
Exercised	(377)	15.82
Forfeited and expired (2)	—	—
Options outstanding at September 30, 2026	482	$20.36	3.44	$59,481
Options exercisable at September 30, 2026	482	$20.36	3.44	$59,481
________________
(1) There were no stock options granted during the three and nine months ended September 30, 2026.
(2) There was a nominal amount of forfeitures and expirations during the three and nine months ended September 30, 2026.

The total intrinsic value of options exercised was approximately $40.7 million and $189.4 million for the nine months ended September 30, 2026 and 2025, respectively.
A summary of RSU activity as of September 30, 2026 is as follows:

(In thousands, except prices)	Restricted stock units	Weighted- average grant-date fair value per share
Outstanding at January 1, 2026	1,406	$242.94
Granted	2,147	113.27
Released	(656)	177.86
Forfeited	(259)	206.98
Outstanding at September 30, 2026	2,638	$157.07
As of September 30, 2026, there was no unrecognized stock-based compensation expense related to stock options granted under the plans. The amount of unrecognized stock-based compensation expense for RSUs as of September 30, 2026 was $375.8 million with a weighted-average period of approximately three years.
There were 9,209 thousand shares available for issuance under the Company’s 2021 Incentive Award Plan and 1,604 thousand shares available for issuance under the Company’s 2021 Employee Stock Purchase Plan, in each case, at September 30, 2026.
Performance-based RSUs
In June 2021, the Company granted performance-based RSUs to its founders (“Founder Awards”) that vest based on continued service and the achievement of specified stock price targets. As of September 30, 2026, certain performance conditions have been achieved, while others remain subject to future stock price performance. Stock-based compensation expense is recognized over the derived service period using an accelerated attribution method, subject to continued service.
In 2026, the Company modified the service condition applicable to the final two tranches of the Founder Awards held by one of its founders. The modification was accounted for as a Type III modification under

ASC 718. As a result of the revised service condition, the Company reversed $8.2 million of stock-based compensation expense previously recognized under the original derived service periods. The modified awards have a total compensation cost of approximately $10.0 million, based on the modified fair value determined using a Monte Carlo simulation model, representing an increase of $1.7 million, over the original grant-date fair value. The total compensation cost will be recognized over the revised derived service periods, which extend through September 30, 2029.
The Company recognized a stock-based compensation expense of $1.7 million and a stock-based compensation benefit of $4.1 million related to the Founder Awards during the three and nine months ended September 30, 2026, respectively. The Company recognized stock-based compensation expense of $1.7 million and $9.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, unrecognized stock-based compensation expense related to the Founder Awards was $10.6 million.
Stock-Based Compensation
Total stock-based compensation expense was $47.5 million and $120.3 million for the three and nine months ended September 30, 2026, respectively, and $35.6 million and $101.2 million for the three and nine months ended September 30, 2025, respectively.
Stock-based compensation expense is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues	$36	$28	$90	$72
Research and development	30,977	22,821	80,361	61,115
Sales and marketing	2,495	1,633	6,299	4,657
General and administrative	13,969	11,083	33,584	35,331
Total	$47,477	$35,565	$120,334	$101,175
Nominal amounts of stock-based compensation expense are capitalized into intangible assets for the three and nine months ended September 30, 2026 and 2025.
Common Stock Repurchases
In February 2026, Duolingo’s Board of Directors authorized a share repurchase program of up to $400 million. During the three and nine months ended September 30, 2026, the Company repurchased a total of 48 thousand and 743 thousand shares, respectively, of the Company’s Class A common stock through open market purchases at an average per share price of $132.68 and $103.21, respectively, for a total repurchase price of $6.4 million and $76.7 million, respectively. During the three and nine months ended September 30, 2026, 51 thousand and 734 thousand of these shares were retired, respectively. The cost of the remaining 9 thousand shares is recorded as treasury stock in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026. As of September 30, 2026, $323.3 million of the total amount authorized to be repurchased remained available.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings— From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred and are included in General and administrative expense within our Unaudited Condensed

Consolidated Statements of Operations and Comprehensive Income. The Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. During 2026, the Company accrued approximately $5.0 million for certain proposed legal settlement charges, representing the Company's expected amount of the total settlement obligation, with the remainder expected to be funded by insurance. This amount is not material to the Company's financial condition, results of operations or cash flows.
Letters of Credit— The Company has a standby letter of credit obtained in connection with an operating lease. This letter of credit acts as security for the faithful performance by the Company of all terms, covenants and conditions of the lease agreement. The amount of the letter of credit is equal to six months’ rent of $0.4 million, totaling $2.7 million. The cash collateral for the letter of credit has been recognized as restricted cash in the Unaudited Condensed Consolidated Balance Sheet and is equivalent to 103% of the letter of credit and totaled $2.7 million.
11.    EMPLOYEE BENEFIT PLAN
The Company sponsors a profit sharing plan with an Internal Revenue Code Section 401(k) feature, the Duolingo Retirement Trust (the “Plan”), for eligible employees. The Plan, effective January 1, 2021, provides for Company safe harbor matching contributions of 100% of the first 4% of the employees’ elective deferrals and 50% of the next 2%, with vesting starting upon the first day of employment. The Company also has the option to make discretionary matching or profit sharing contributions. The Company made safe harbor matching contributions of approximately $2.4 million and $7.1 million during the three and nine months ended September 30, 2026, respectively, and $2.2 million and $6.2 million during the three and nine months ended September 30, 2025, respectively. The Company did not make any discretionary matching or profit sharing contributions during the three and nine months ended September 30, 2026 or 2025.
12.    EARNINGS PER SHARE
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
The computation of basic and diluted earnings per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to Class A and Class B common stockholders	$27,165	$292,195	$103,783	$372,111
Denominator:
Weighted-average shares in computing net income per share attributable to Class A and Class B common stockholders, basic	46,879	45,950	46,789	45,572
Effect of dilutive securities
Founder Awards where performance has been met	—	720	—	720
Dilutive effect of stock options outstanding (1)	413	927	413	927
RSUs outstanding	2,638	1,547	2,638	1,547
Denominator for dilutive net income per common share - weighted-average shares	49,930	49,144	49,840	48,766
Basic income per common share	$0.58	$6.36	$2.22	$8.17
Diluted income per common share	$0.54	$5.95	$2.08	$7.63
______________
(1) The Company had 0.5 million options outstanding as of September 30, 2026. The estimated dilutive effect is calculated as the number of shares expected to be issued upon vesting or exercise, adjusted for the strike price proceeds that are received by the Company and assumed to be used to repurchase shares of Duolingo common stock.

13.    SUBSEQUENT EVENTS
On October 7, 2026, a putative shareholder class action was filed in the United States District Court for the Western District of Pennsylvania captioned City of Dearborn Heights Act 345 Police & Fire Retirement System v. Duolingo, Inc., et al., Case No. 26-cv-02197 (W.D. Pa.) (the “Securities Class Action”). The complaint names the Company and certain of its current and former executive officers as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks unspecified damages, as well as attorneys’ fees and costs. Motions to be appointed lead plaintiff are due December 7, 2026. The Company intends to defend against the claims in the Securities Class Action vigorously.
The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, any litigation could have an adverse impact on the Company as a result of defense costs, settlement, judgments, the diversion of management resources, and other factors. The Company has not recorded any accrual for a contingent liability associated with these legal proceedings.
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
Overview
Our flagship app has become the world’s most popular way to learn languages and the top-grossing Education app in the App Stores, offering over 250 total language courses to over 64 million daily active users for the three months ended September 30, 2026. We believe that we have become the preeminent online destination for language learning due to our beautifully designed products, exceptional user engagement, and demonstrated learning efficacy.
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

	Three Months Ended September 30,
(In millions)	2026	2025
Operating Metrics
Daily active users (DAUs) (1)	64.9	50.5
Paid subscribers (at period end)	13.1	11.5

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating Metrics
Subscription bookings	$278,368	$240,270	$796,749	$699,713
Total bookings	$316,108	$281,919	$913,646	$821,587

Non-GAAP Financial Measures
Net income (GAAP) (2)	$27,165	$292,195	$103,783	$372,111
Adjusted EBITDA	$78,704	$80,046	$239,451	$221,530
Net cash provided by operating activities (GAAP)	$89,444	$84,239	$328,475	$280,545
Free cash flow	$75,340	$77,356	$301,756	$266,692
_______________
(1) We primarily evaluate user engagement using DAUs, with MAUs as a supplementary metric. MAUs were 153.1 million and 135.3 million for the three months ended September 30, 2026 and 2025, respectively.
(2) During the three months ended September 30, 2025, the Company released the valuation allowance previously recorded against its federal and state deferred tax assets, resulting in a one-time income-tax benefit, net of a return-to-provision adjustment, in the period of $222.7 million.

Operating Metrics
Daily active users (DAUs). DAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each calendar day. DAUs are reported for a measurement period by taking the average of the DAUs for each day in that measurement period. The measurement period for DAUs is the three months ended September 30, 2026 and the same period in the prior year where applicable, and the analysis of results is based on those periods. DAUs are a measure of the consistent engagement of our global user community on Duolingo.
For the three months ended September 30, 2026 and 2025, we had approximately 64.9 million and 50.5 million DAUs, respectively, representing an increase of 29%, driven largely by an increase in retention of current users. We grew DAUs through a combination of product initiatives and marketing. Product improvements, such as making the app more social and engaging, helped attract new users, retain existing users, and reengage former users, while marketing expanded our reach.
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
As of September 30, 2026 and 2025, we had approximately 13.1 million and 11.5 million paid subscribers, respectively, representing an increase of 14%. We grew paid subscribers through product initiatives designed to make our subscription offerings more appealing, which helped attract new subscribers and retain existing subscribers.
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

For the three months ended September 30, 2026 and 2025, we generated $278.4 million and $240.3 million of subscription bookings, respectively, representing an increase of $38.1 million, or 16%. For the nine months ended September 30, 2026 and 2025, we generated $796.7 million and $699.7 million of subscription bookings, respectively, representing an increase of $97.0 million, or 14%. Both increases were driven by growth in volume and price of subscriptions sold.
For the three months ended September 30, 2026 and 2025, we generated $316.1 million and $281.9 million of total bookings, respectively, representing an increase of $34.2 million, or 12%. For the nine months ended September 30, 2026 and 2025, we generated $913.6 million and $821.6 million of total bookings, respectively, representing an increase of $92.1 million, or 11%. Both increases were primarily driven by growth in subscription bookings.
Monthly active users (MAUs). MAUs are defined as unique users who engage with our Duolingo App or the learning section of our website each month. MAUs are reported for a measurement period by taking the average of the MAUs for each calendar month in that measurement period. The measurement period for MAUs is the three months ended September 30, 2026 and the same period in the prior year where applicable, and the analysis of results is based on those periods. MAUs are a supplemental measure and help illustrate the size of our global active user community on Duolingo.
For the three months ended September 30, 2026 and 2025, we had approximately 153.1 million and 135.3 million MAUs, respectively, representing an increase of 13%. We grew MAUs through the same product and marketing initiatives as DAUs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income (1)	$27,165	$292,195	$103,783	$372,111
Add (deduct):
Interest income	(12,426)	(11,793)	(36,068)	(33,635)
Provision for (benefit from) income taxes (1)	8,402	(245,746)	32,702	(244,202)
Depreciation and amortization	4,280	3,553	12,718	10,583
Stock-based compensation expenses related to equity awards (2)	49,105	37,368	122,866	111,414
Acquisition transaction and integration costs (3)	257	4,204	257	4,794
Acquisition earn-out costs (4)	365	265	1,059	465
Impairment of capitalized software (5)	1,556	—	2,134	—
Adjusted EBITDA	$78,704	$80,046	$239,451	$221,530
________________
(1)During the three months ended September 30, 2025, the Company released the valuation allowance previously recorded against its federal and state deferred tax assets, resulting in a one-time income-tax benefit, net of a return-to-provision adjustment, in the period of $222.7 million.

(2)In addition to stock-based compensation expense of $47.5 million and $35.6 million for the three months ended September 30, 2026 and 2025, respectively, and $120.3 million and $101.2 million for the nine months ended September 30, 2026 and 2025, respectively, this includes costs incurred related to taxes paid on equity transactions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research and development	$750	$981	$1,318	$3,745
Sales and marketing	49	53	77	210
General and administrative	829	769	1,137	6,284
Total	$1,628	$1,803	$2,532	$10,239

(3)Represents costs incurred related to acquisitions, which are included in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Transaction costs
General and administrative	$190	$695	$190	$1,285
Integration costs
Research and development	$—	$2,798	$—	$2,798
Sales and marketing	—	133	—	133
General and administrative	67	578	67	578
Total Integration	67	3,509	67	3,509
Total transaction and integration costs	$257	$4,204	$257	$4,794

(4)Represents costs incurred related to the earn-out payments on acquisitions, which are included within General and administrative expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(5)Represents impairment of capitalized software, which is included within Research and development expense within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended September 30, 2026 and 2025, we generated net income of $27.2 million and $292.2 million, respectively, representing a decrease of $265.0 million. For the nine months ended September 30, 2026 and 2025, we generated net income of $103.8 million and $372.1 million, respectively, representing a decrease of $268.3 million. The decrease in net income for both periods was primarily due to the one-time income tax benefit of $222.7 million recognized in the three months ended September 30, 2025, resulting from the release of the valuation allowance previously recorded against our federal and state deferred tax assets, net of a return-to-provision adjustment.
For the three months ended September 30, 2026 and 2025, we generated Adjusted EBITDA of $78.7 million and $80.0 million, respectively, representing a decrease of $1.3 million. For the nine months ended September 30, 2026 and 2025, we generated Adjusted EBITDA of $239.5 million and $221.5 million, respectively, representing an increase of $17.9 million. Adjusted EBITDA was relatively flat in the three months ended September 30, 2026 as revenue growth was largely offset by increased costs. In the nine months ended September 30, 2026, the increase was primarily driven by revenue growth that outpaced increases in costs.
Free Cash Flow. Free cash flow is defined as net cash provided by operating activities, less capitalized software development costs and purchases of intangible assets, and less purchases of property and equipment. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business. Free cash flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$89,444	$84,239	$328,475	$280,545
Less: Capitalized software development costs and purchases of intangible assets	(3,131)	(2,021)	(8,718)	(6,484)
Less: Purchases of property and equipment	(10,973)	(4,862)	(18,001)	(7,369)
Free cash flow	$75,340	$77,356	$301,756	$266,692

For the three months ended September 30, 2026 and 2025, we generated $89.4 million and $84.2 million of net cash provided by operating activities, respectively, representing an increase of $5.2 million. For the nine months ended September 30, 2026 and 2025, we generated $328.5 million and $280.5 million of net cash provided by operating activities, respectively, representing an increase of $47.9 million with the majority of the increase attributable to the year-over-year improvement in working capital contributions. The remaining change is primarily the net effect of noncash adjustments and net income.
For the three months ended September 30, 2026 and 2025, we generated $75.3 million and $77.4 million of free cash flow, respectively, representing a decrease of $2.0 million. For the nine months ended September 30, 2026 and 2025, we generated $301.8 million and $266.7 million of free cash flow, respectively, representing an increase of $35.1 million. Changes in free cash flow for both periods were primarily driven by changes in cash provided by operating activities and higher capital expenditures related to the expansion of our office footprints and capitalized software development costs. Higher capital expenditures more than offset the change in operating cash flows for the three-month period and partially offset it for the nine-month period.
Constant-Currency. The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. We use non-GAAP percentage change in constant-currency revenues and bookings, which exclude the impact of fluctuations in foreign currency exchange rates, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe this information is useful to investors to facilitate comparisons and better identify trends in our business. The impact of changes in foreign currency may vary significantly from period to period, and such changes generally are outside of the control of our management. We calculate constant-currency revenues by translating current-period foreign currency revenues using prior-year exchange rates applied consistently over the full revenue recognition period. We calculate constant-currency bookings by using current-period foreign currency bookings and translating them to constant currency using prior-year comparable period exchange rates. The constant-currency percentage change for revenues and bookings is calculated by dividing the difference between the constant-currency amount and the prior-year comparable period amount by the prior-year comparable period amount.
The following table provides the changes in bookings and revenues on a reported basis and constant-currency basis:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	Constant-Currency Change %	2026	2025	% Change	Constant-Currency Change %
Revenues
Subscription	$269,985	$229,491	18%	18%	$778,928	$631,156	23%	22%
Total revenues	$309,007	$271,713	14%	14%	$899,428	$754,721	19%	17%
Bookings
Subscription	$278,368	$240,270	16%	16%	$796,749	$699,713	14%	12%
Total Bookings	$316,108	$281,919	12%	12%	$913,646	$821,587	11%	9%
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of subscriptions. Our subscription agreements are primarily monthly or annual, with the family plan offered as an annual subscription. We also generate revenue from advertising, the in-app sale of virtual goods, and the Duolingo English Test. We may run experiments that result in a different mix of revenue from these levers in the future.
Cost of Revenues
Cost of revenues predominantly consists of third-party payment processing fees charged by various distribution channels in addition to hosting fees and third-party AI costs. To a much lesser extent, cost of revenues includes customer support costs, such as contractor fees, wages and stock-based compensation for certain employees working in customer support. It also includes the amortization of revenue-generating capitalized software, and depreciation of certain property and equipment.
We intend to continue to invest in the development and enhancement of our products to expand their capabilities and allow our users to realize the full benefit of our offerings. The level, timing, and relative investment in these areas could affect our cost of revenues in the future.

Gross Profit and Gross Margin
Gross profit represents revenues less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit may fluctuate from period to period as our revenues fluctuate, and also as a result of the timing and amount of investments we make in items related to cost of revenue.
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
Sales and Marketing. Sales and marketing expenses are expensed as incurred and consist primarily of new user acquisition, brand marketing, digital and social media content, and employee-related compensation, including stock-based compensation, for personnel engaged in sales and marketing functions, amortization of non-revenue-generating capitalized software used to promote Duolingo and depreciation of certain property and equipment.
General and Administrative. General and administrative expenses primarily consist of employee-related compensation, including stock-based compensation, for management and administrative functions, including our finance and accounting, legal, and people teams. General and administrative expenses also include certain professional services fees, general corporate and director and officer insurance, our facilities costs, public company costs to comply with the rules and regulations of the Securities and Exchange Commission (“SEC”) and the Listing Rules of the Nasdaq Stock Market LLC, and other general overhead costs that support our operations.
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
Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income data, including year-over-year change, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	% Change	2026	2025	% Change
Revenues	$309,007	$271,713	14%	$899,428	$754,721	19%
Cost of revenues (1) (2)	83,875	74,802	12	244,460	211,133	16
Gross profit	225,132	196,911	14	654,968	543,588	20
Operating expenses:
Research and development (1) (2)	107,748	82,707	30	282,917	226,767	25
Sales and marketing (1) (2)	42,156	35,081	20	121,412	91,306	33
General and administrative (1) (2)	51,032	43,964	16	147,971	133,399	11
Total operating expenses	200,936	161,752	24	552,300	451,472	22
Income from operations	24,196	35,159	(31)	102,668	92,116	11
Other (expense) income, net	(1,055)	(503)	>100	(2,251)	2,158	nm
Income before interest income and income taxes	23,141	34,656	(33)	100,417	94,274	7
Interest income	12,426	11,793	5	36,068	33,635	7
Income before income taxes	35,567	46,449	(23)	136,485	127,909	7
Provision for (benefit from) income taxes	8,402	(245,746)	nm	32,702	(244,202)	nm
Net income and comprehensive income	$27,165	$292,195	(91)%	$103,783	$372,111	(72)%

________________
(1)Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues	$36	$28	$90	$72
Research and development	30,977	22,821	80,361	61,115
Sales and marketing	2,495	1,633	6,299	4,657
General and administrative	13,969	11,083	33,584	35,331
Total	$47,477	$35,565	$120,334	$101,175
(2)Includes amortization of capitalized software and depreciation of property and equipment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenues (a)	$2,896	$2,131	$8,494	$6,299
Research and development	823	826	2,528	2,451
Sales and marketing (a)	160	242	487	713
General and administrative	401	354	1,209	1,120
Total	$4,280	$3,553	$12,718	$10,583
________________
(a) Amortization of capitalized software is recorded to Cost of revenue and Sales and marketing for revenue and non-revenue-generating capitalized software, respectively.

The following table sets forth the components of our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	100%	100%	100%	100%
Cost of revenues	27	28	27	28
Gross profit	73	72	73	72
Operating expenses:
Research and development	35	30	31	30
Sales and marketing	14	13	13	12
General and administrative	17	16	16	18
Total operating expenses	65	60	61	60
Income from operations	8	13	11	12
Other (expense) income, net	—	—	—	—
Income before interest income and income taxes	7	13	11	12
Interest income	4	4	4	4
Income before income taxes	12	17	15	17
Provision for (benefit from) income taxes	3	(90)	4	(32)
Net income and comprehensive income	9%	108%	12%	49%
Revenues
Revenue increased by $37.3 million, or 14%, to $309.0 million during the three months ended September 30, 2026, from revenue of $271.7 million in the prior-year period. Revenue increased by $144.7 million, or

19%, to $899.4 million during the nine months ended September 30, 2026, from revenue of $754.7 million in the prior-year period.
The following table provides the changes in revenues by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Subscription	$269,985	$229,491	$40,494	18%	$778,928	$631,156	$147,772	23%
Other
Advertising	20,820	21,019	(199)	(1)	62,486	59,504	2,982	5
Duolingo English Test	9,854	9,649	205	2	31,280	31,723	(443)	(1)
In-App Purchases	6,880	11,096	(4,216)	(38)	23,328	30,928	(7,600)	(25)
Other	1,468	458	1,010	>100	3,406	1,410	1,996	>100
Total Other	$39,022	$42,222	$(3,200)	(8)%	$120,500	$123,565	$(3,065)	(2)%
Total revenues	$309,007	$271,713	$37,294	14%	$899,428	$754,721	$144,707	19%
The main drivers of the increases were:
•Subscription revenue increased by $40.5 million, or 18%, to $270.0 million during the three months ended September 30, 2026, and by $147.8 million, or 23%, to $778.9 million during the nine months ended September 30, 2026, primarily due to growth in the average number of paid subscribers.
•Other revenue decreased by $3.2 million, or 8%, to $39.0 million during the three months ended September 30, 2026, and by $3.1 million, or 2%, to $120.5 million during the nine months ended September 30, 2026. The decrease in the three months ended September 30, 2026 was primarily due to decreased IAP revenue. The decrease in the nine months ended September 30, 2026 was primarily driven by lower IAP revenue, partially offset by higher advertising revenue.

Cost of Revenues and Gross Margin. Total gross margin increased to 72.9% during the three months ended September 30, 2026, from 72.5% in the prior-year period. Gross margin increased to 72.8% during the nine months ended September 30, 2026, from 72.0% in the prior-year period. The increase in both periods was primarily attributable to an increase in subscription gross margin, reflecting lower feature based AI costs.
The following table provides the change in cost of revenue, along with related gross margins:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026		2025		Change		2026		2025		Change
(In thousands, except gross margin)	Costs	Gross Margin	Costs	Gross Margin	Costs	Basis Points	Costs	Gross Margin	Costs	Gross Margin	Costs	Basis Points
Total cost of revenue	$83,875	72.9%	$74,802	72.5%	$9,073	40	$244,460	72.8%	$211,133	72.0%	$33,327	80
Operating Expenses
Research and Development. Research and development expense increased by $25.0 million, or 30%, to $107.7 million during the three months ended September 30, 2026, from $82.7 million in the prior-year period. The increase was primarily due to higher net personnel costs of $19.8 million, driven by a bonus plan tied to DAU growth of $8.9 million, growth in headcount, and increased stock-based compensation expenses related to equity awards of $7.9 million, as well as increased software and third-party AI costs of $3.2 million.
Research and development expense increased by $56.2 million, or 25%, to $282.9 million during the nine months ended September 30, 2026, from $226.8 million in the prior-year period. The increase was primarily due to higher net personnel costs of $43.4 million, driven by a bonus plan tied to DAU growth of $8.9 million, growth in headcount, and increased stock-based compensation expenses related to equity awards of $16.8 million, as well as increased software and third-party AI costs of $8.7 million.
Sales and Marketing. Sales and marketing expense increased by $7.1 million, or 20%, to $42.2 million during the three months ended September 30, 2026, from $35.1 million in the prior-year period. This increase was mainly due to increased personnel costs of $3.7 million, including $1.1 million related to a bonus plan tied to DAU growth and increased advertising costs of $2.6 million.
Sales and marketing expense increased by $30.1 million, or 33%, to $121.4 million during the nine months ended September 30, 2026, from $91.3 million in the prior-year period. This increase was mainly due to increased personnel costs of $6.8 million, including $1.1 million related to a bonus plan tied to DAU growth and increased advertising costs of $21.7 million.
General and Administrative. General and administrative expense increased by $7.1 million, or 16%, to $51.0 million during the three months ended September 30, 2026, from $44.0 million in the prior-year period. This increase was primarily due to higher personnel costs of $5.1 million, including $1.5 million related to a bonus plan tied to DAU growth.
General and administrative expense increased by $14.6 million, or 11%, to $148.0 million during the nine months ended September 30, 2026, from $133.4 million in the prior-year period. This increase was primarily due to increased legal costs of $5.5 million, largely related to proposed legal settlement charges, and higher facilities and office expenses of $5.0 million. Personnel costs remained relatively flat, as a decrease of $1.7 million in stock-based compensation expense as a result of the PSU award modification was largely offset by an increase of $1.5 million driven by a bonus plan tied to DAU growth.
Interest Income
Interest income increased by $0.6 million, or 5%, to $12.4 million during the three months ended September 30, 2026, from $11.8 million in the prior-year period. Interest income increased by $2.4 million, or 7%, to $36.1 million during the nine months ended September 30, 2026, from $33.6 million in the prior-year period. Both increases were due to higher average interest-bearing balances, partially offset by lower interest rates.
Other (expense) income, net
Other expense, net, increased by $0.6 million to $1.1 million during the three months ended September 30, 2026, from $0.5 million in the prior-year period. For the nine months ended September 30, 2026, we recorded other expense, net of $2.3 million, compared to other income, net of $2.2 million in the prior-year period. These changes were primarily due to foreign currency exchange fluctuations.
Income taxes
The income tax provision was $8.4 million and $32.7 million during the three and nine months ended September 30, 2026, respectively, compared to a benefit of $245.7 million and $244.2 million during the three and nine months ended September 30, 2025, respectively. This current-year provision was primarily due to discrete tax expense related to stock-based compensation activity in the current period compared to benefits in the prior-year period. The income tax benefit for the three and nine months ended

September 30, 2025, was primarily related to the release of our U.S. valuation allowance on certain deferred tax assets and other discrete tax items.
Liquidity and Capital Resources
We finance our operations primarily through revenue and the net proceeds we have received from the issuance of equity.
As of September 30, 2026, we had $1,239.6 million in cash and cash equivalents and $134.3 million of short-term investments. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist mainly of corporate debt securities, U.S. Treasury securities and commercial paper.
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
During the nine months ended September 30, 2026, the Company repurchased a total of 743,049 shares of the Company’s Class A common stock through open market purchases at an average per share price of $103.21 for a total of $76.7 million.
A substantial source of our operating cash receipts comes from customer payments received in advance of revenue recognition, primarily related to subscriptions. These advance payments are recorded as deferred revenues within current liabilities on our Unaudited Condensed Consolidated Balance Sheets and subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2026, our deferred revenues balance was $513.6 million and is expected to be recognized as revenue within the next 12 months, provided all other revenue recognition criteria have been met.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$328,475	$280,545
Net cash used for investing activities	(35,980)	(63,996)
Net cash (used for) provided by financing activities	(89,277)	9,202
Net increase in cash, cash equivalents and restricted cash	$203,218	$225,751
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to timing of payments and cash collections. Our largest source of operating cash is cash collection from sales of subscriptions to our users. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses, hosting expenses, and overhead expenses.
Cash provided by operating activities increased by $47.9 million, or 17%, to $328.5 million for the nine months ended September 30, 2026, from $280.5 million in the prior-year period. The increase was primarily driven by favorable changes in working capital. The remaining change is primarily the net effect of noncash adjustments and net income.
Investing Activities
Cash used for investing activities decreased by $28.0 million to $36.0 million for the nine months ended September 30, 2026, from $64.0 million in the prior-year period. This decrease was primarily due to lower acquisition activity of $28.1 million and higher net maturities of investments of $12.8 million during the nine months ended September 30, 2026, partially offset by a $12.9 million increase in capital expenditures.
Financing Activities
Cash used for financing activities for the nine months ended September 30, 2026 was due to repurchases of common stock of $76.5 million in addition to taxes paid on the net-share settlements of share-based compensation awards of $18.8 million. These amounts were partially offset by proceeds from exercises of stock options of $6.0 million. Cash provided by financing activities for the nine months ended September 30, 2025 was due to proceeds from exercises of stock options of $9.7 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2026, we had $998.9 million of cash equivalents invested in money market funds and $244.4 million of investments mainly in corporate debt securities, U.S. Treasury securities, asset-backed securities and commercial paper. Our cash and cash equivalents are held for working capital purposes in addition to future investments in our product. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of September 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our Unaudited Condensed Consolidated Financial Statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Certain of our payment providers translate our payments from local currency into USD at or before settlement, which means that during periods of a strengthening U.S. dollar, our international receipts could be reduced. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., China, Germany and the United Kingdom. Our consolidated results of operations and cash flows are therefore subject to fluctuations in foreign currency exchange rates and may be adversely affected by changes in those rates. In addition, changes in foreign currency exchange rates can affect the period-over-period comparability of our operating results and may result in foreign currency transaction gains and losses. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings. For further information, please see Part I, Item 1 Financial Statements – Note 10, “Commitments and Contingencies” and Note 13, “Subsequent Events”, which are incorporated herein.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our share repurchase activity for the three months ended September 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
				(In thousands)
July 1 - 31, 2026	13,247	$122.12	13,247	$328,103
August 1 - 31, 2026	12,760	$129.11	12,760	$326,456
September 1 - 30, 2026	22,412	$140.96	22,412	$323,296
	48,419		48,419
(1) On February 26, 2026, Duolingo’s Board of Directors authorized a share repurchase program of up to $400 million. Repurchases under the program may be made from time to time in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The actual timing, number and value of shares repurchased is subject to various factors such as market conditions, our capital and liquidity positions, contractual requirements and other considerations. The timing and amount of any repurchases will be determined at our discretion, and the program does not obligate us to acquire any particular amount of shares. The program has no expiration date and may be terminated, modified or discontinued at any time.

(2) Average price paid per share excludes broker commissions and other costs of execution.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.

(b) None.
(c) Trading Plans
On September 4, 2026, Natalie Glance, Chief Engineering Officer, entered into a 10b5-1 sales plan (the “Glance 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, providing for (i) the sale of the net number of shares of Class A common stock underlying 19,283 unvested restricted stock units received after giving effect to the number of shares automatically sold to satisfy tax withholding obligations on each applicable vesting date (such total number of shares covered under clause (i) is not determinable) and (ii) the sale of 16,866 shares of Class A common stock. The Glance 10b5-1 Sales Plan will remain in effect until the earlier of (1) December 31, 2027, (2) the date on which all trades set forth in the Glance 10b5-1 Sales Plan have been executed, or (3) such time as the Glance 10b5-1 Sales Plan is otherwise terminated according to its terms.
No other “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026.

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

DUOLINGO, INC.

Date: November 3, 2026	By:	/s/ Luis von Ahn
Luis von Ahn Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Gillian Munson
Gillian Munson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)